Form 10-K
period 1993-11-05
FARAH INC
filed 1994-01-28
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

                     FORM 10-K
                      Mark One

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X   THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the Fiscal Year Ended November 5, 1993

                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             Commission File No. 1-5400
                 FARAH INCORPORATED
 (Exact name of registrant as specified in its charter)

                Texas                              74-1061146
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

  8889 Gateway West, El Paso, Texas               79925-6584
  (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code:   (915) 593-4444

 Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange
 Title of each class                      on which registered
 Common Stock, No par value            New York Stock Exchange

 5% Convertible Subordinated Debentures
 due February 1, 1994                  New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                        None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.  Yes   X  .  No      .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
 Form 10-K.     X

    As of January 19, 1994, there were outstanding 8,076,468 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on January 19, 1994) was $70,331,910.

         DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the following document are incorporated by reference into the indicated part or parts of this report:

 Annual Report to Shareholders for fiscal year ended
 November 5, 1993

  - Parts I and II (attached as Exhibit 13 hereto).

  Proxy Statement dated January 28, 1994 - Part III.

 THE EXHIBIT INDEX IS ON PAGE 17 OF FORM 10-K ("THIS REPORT")

                      PART I
 Item 1.   BUSINESS

 Scope of Business -

    Farah Incorporated (formerly Farah
 Manufacturing Company, Inc.) was incorporated as a Texas corporation in 1947. Farah Incorporated and its subsidiaries (collectively, the "Company") are engaged in the production and sale of multiple apparel lines for men, young men and boys.

    Farah U.S.A., Inc. ("Farah U.S.A.") is the
 Company's largest operating subsidiary. Its products are sold throughout the United States.
 The largest area of sales volume for Farah U.S.A.
 is Men's apparel ("Men's"), with Boys' apparel
 ("Boys'") and Young Men's apparel ("Young Men's") being the next most significant, in that order.
 The major apparel items included in Farah U.S.A.'s lines are dress and casual slacks, sport coats and suit separates. The products are manufactured in a variety of fabrics, styles, colors and sizes.
 The Company believes that Farah U.S.A. is among the largest United States sources of Men's and Boys' slacks. Farah U.S.A. sales are made primarily through an employee sales force.

    Farah U.S.A. sells most of its products under the Farah, Farah Clothing Company and Savane labels. PROCESS 2000 is a trademark used to signify easy care fabrics, and is widely used on a number of Savane products. Farah U.S.A. also has an exclusive license agreement to manufacture and sell men's slacks, trousers, blazers, sport coats and shorts in the United States, its territories and possessions and Canada under the John Henry label. The Company believes all of the above trademarks to be important and material.
 Farah U.S.A. owns the Farah, Farah Clothing
 Company, Savane and Process 2000 trademarks.  The
 John Henry trademark is under license from Zodiac
 International Trading Corporation and is renewable through May 31, 2038. Farah U.S.A. sells its products primarily to major department stores and specialty retailers.

    Farah International, Inc. ("Farah
 International") products are sold primarily through individual subsidiaries in the United
 Kingdom, Ireland, Australia and New Zealand.
 Farah International's largest subsidiary, Farah
 Manufacturing (U.K.) Limited ("Farah U.K."), is a wholesale apparel supplier in the United
 Kingdom. It also operates retail outlets in customer stores. Sales in the U.K. are primarily men's slacks, and to a lesser extent shirts, knitwear and sweaters. Farah Australia is the Company's other significant international subsidiary which sells its products in Australia.
 Sales in Australia are primarily men's slacks.
 The Company also sells products in New Zealand and certain European countries. Farah
 International sales are made primarily through employee sales forces, supplemented to a lesser degree by foreign distributors. Farah
 International sales are made primarily under the Farah label which the Company considers to be important and material. Additional information on foreign operations is presented in Note 9 to the consolidated financial statements, which is incorporated by reference.

    Value Slacks, Inc. ("Value Slacks") is the
 Company's factory outlet division which is used primarily to sell excess or slow moving Farah
 U.S.A. product. Value Slacks also sells shirts and other apparel accessory items sourced from third party vendors. As of November 5, 1993, Value Slacks operated 20 U.S. stores and 11 Puerto
 Rican stores.

    The Company's apparel is primarily marketed for the Spring and Fall retail selling seasons each year, with interim lines introduced periodically to complement the two primary lines. In past years, sales volume for the first quarter was generally the lowest of the year with each quarter getting progressively larger. However, with the introduction of more year-round basic products, the seasonality has been diminished somewhat. The
 Company anticipates that its first quarter will remain its lowest sales volume quarter. Farah
 U.S.A. closes some of its factories in the first quarter for approximately two weeks at Christmas time. This, combined with lower first quarter sales volumes, normally results in the first quarter being the lowest quarter in terms of profitability. The remaining three quarters are expected to be comparable in terms of sales and profitability, with the fourth quarter being somewhat higher than the second and third.

 Production    -

    Farah U.S.A. and Farah International sourced approximately 67% and 94%, respectively, of their 1993 production from their own manufacturing facilities and the remainder from outside contractors. In response to increased sales, Farah U.S.A. has increased the use of outside production contractors. Additional needs in 1994 are anticipated to be satisfied through increased efficiencies in owned facilities and use of outside contractors. Farah U.S.A. considers its contractors to be an important component of its product sourcing strategy. In an effort to minimize the risk that would result from the failure of any one contractor, Farah U.S.A. uses a number of different contractors in different countries for production.

    Raw materials used in manufacturing operations consist mainly of fabrics made from cottons, wools, synthetics and blends of synthetics with cotton and wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as thread, zippers and trim from a large number of other suppliers. Five vendors supplied approximately 73% and 52% of Farah U.S.A.'s and Farah International's fabric and trim requirements, respectively, during the fiscal year ended November 5, 1993. The Company has no long-term contracts with any of its suppliers, nor does it anticipate shortages of raw materials in 1994. In order to be responsive to customer's "Quick Response" needs (see "Backlog" for more discussion), the Company maintains base stocks of certain raw materials and finished goods. However, most inventory is produced in response to indications of demand provided by customers.

 Competition   -

    The apparel industry is highly competitive and includes a number of concerns (domestic and foreign) which have financial resources greater than those of the Company. Farah U.S.A.'s primary branded competitors are Haggar Corp. and Levi
 Strauss & Co. The Company believes that these competitors may have greater financial resources than those of the Company. In addition, there are a number of other competitors, including customer's private label products.

    The primary competitive factors in the apparel industry are styling, quality, price, customer service and brand recognition. The Company believes it is a significant supplier because of its volume, recent product innovations, and quality.

    Competitors of Farah U.K. are primarily its customer's private label products. The primary competitors of Farah Australia are other branded resources. The same competitive factors affecting
 Farah U.S.A. also affect Farah International.

    The Company's primary market is department stores. During fiscal year 1993, The May
 Department Stores Company, an unrelated company, accounted for approximately 12.4% of the Company's consolidated revenues.

 Backlog   -
    Many of Farah U.S.A.'s major customers
 participate in an inventory replenishment concept referred to as "Quick Response". Essentially, Quick Response means that the Company will maintain enough shelf stock of certain key items to meet the customer's needs on short notice. As a result, customers tend to place orders closer to delivery dates than has been the historic case in the apparel industry. In addition, because of the trend toward Quick Response, orders which are received are not necessarily firm commitments.
 Therefore, the Company does not consider customer orders to be "backlog" or necessarily an indication of future sales.

 Inventory Management -
    As discussed above, the retail industry is requiring its manufacturing sources to maintain inventory for Quick Response purposes. As a result, Farah U.S.A. has maintained higher inventory levels during 1993 than was necessary historically. This, in turn, has resulted in higher borrowings by Farah U.S.A. to finance such inventories.

 Other Matters   -
    In the fiscal years ended November 5, 1993, November 6, 1992 and October 31, 1991 the Company spent approximately $744,000, $530,000 and
 $530,000, respectively, on activities relating to the development of new products and the improvement of existing products.

    As of November 5, 1993, the Company employed approximately 5,300 people.

                         Item 2.  PROPERTIES

    The following table reflects the Company's significant real properties:

                              APPROXIMATE                 TYPE OF
           LOCATION            SQUARE FEET                PROPERTY
Owned:

  El Paso, Texas (1)        116,000        Garment manufacturing plant

  Chihuahua, Mexico          54,000        Garment manufacturing plant

  San Jose, Costa Rica      168,000        Two garment manufacturing plants

  Galway & Kiltimagh,
    Ireland                  59,000        Two garment manufacturing plants

Leased (2)(3):

  El Paso, Texas (4)      1,033,000        Garment manufacturing plant,
                                           warehouse and office facility

  Piedras Negras, Mexico     98,000        Four garment manufacturing
	                                          plants

  Ballyhaunis, Ireland       24,000        Garment manufacturing plant

  Sydney, Australia          15,000        Office/Warehouse

  Suva, Fiji                 24,000        50% owned joint venture for
                                           garment manufacturing

  Witham, United Kingdom     57,000        Office/Warehouse

  Auckland, New Zealand       6,000        Office/Warehouse

  Various retail locations
     in the United States
     and Puerto Rico        118,000        Retail stores

 (1) Building is under lien (see Note 3 to the consolidated financial statements, included in the Company's 1993 Annual Report to Shareholders).
 Underlying land is leased through February 2002.

 (2)       Leased properties are occupied under
 non-cancellable leases which expire at various dates through 2016.

 (3) See Note 8 to the consolidated financial statements included in the Company's 1993 Annual
 Report to Shareholders, for discussion of leases.

 (4) Originally owned by the Company and sold and leased back in 1988. Initial lease term is ten years ending in 1998.

 The Company's garment manufacturing plants and offices are of steel and masonry construction. All facilities are kept in good condition. The Company considers both its domestic and international facilities to be suitable and adequate for current operations. During 1993, all properties were fully utilized. Farah U.S.A. has sub-leased approximately 45% of the El Paso, Texas building through May 31, 1998. Including such sub-lease, all of the El Paso, Texas building is fully utilized. In increased sales, Farah U.S.A. has increased the use of outside production contractors. Additional needs in 1994 are anticipated to be satisfied through increased efficiencies in owned facilities and use of outside contractors.

 Item 3.  LEGAL PROCEEDINGS

 The Company is a defendant in several legal actions. In the opinion of management, based upon the advice of the respective attorneys handling such actions, the aggregate of expected fees, expenses, possible settlements and liability is not material.


 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
 SECURITY HOLDERS

 None

                      PART II

 Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
 AND RELATED STOCKHOLDER MATTERS

 The information required under this item is set forth under the caption "Common Stock" on page 29 of the Company's Annual Report to Shareholders for the fiscal year ended November 5, 1993 and is incorporated herein by reference.

 Item 6.  SELECTED FINANCIAL DATA

 The information required under this item is set forth under the caption "Selected Financial Data" on page 39 of the Company's Annual Report to Shareholders for the fiscal year ended November
 5, 1993 and is incorporated herein by reference.

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

 The information required under this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 38 of the Company's
 Annual Report to Shareholders for the fiscal year ended November 5, 1993 and is incorporated herein by reference.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
 DATA

 The following consolidated financial statements of Farah Incorporated and Subsidiaries included in the Company's Annual Report to Shareholders for fiscal year ended November 5, 1993 on page 28 and 12 through 27 are incorporated herein by reference:

 Quarterly Data (Unaudited) - Supplementary Data
      for fiscal years 1993 and 1992
 Consolidated Statements of Operations - Years ended November 5, 1993, November 6, 1992 and October 31, 1991
 Consolidated Balance Sheets - November 5, 1993
      and November 6, 1992
 Consolidated Statements of Shareholders' Equity
      - Years ended November 5, 1993,
      November 6, 1992 and October 31, 1991
 Consolidated Statements of Cash Flows - Years ended November 5, 1993, November 6, 1992 and October 31, 1991
 Notes to Consolidated Financial Statements -
 November 5, 1993, November 6, 1992 and October
      31, 1991
 Report of Independent Public Accountants


 Item 9.  CHANGES IN AND DISAGREEMENTS WITH
 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

                     PART III

 Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
 REGISTRANT

 The information required under this item is set forth under the caption "Directors and Executive
 Officers" on pages 4 and 5 of the Company's Proxy
 Statement prepared in connection with its 1994
 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

The information required under this item is set forth under the caption "Compensation of Executive Officers" on pages 7 through 10 of the Company's Proxy Statement prepared in connection with its 1994 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

 The information required under this item is set forth under the caption "Ownership of Common
 Stock" on pages 2 and 3 of the Company's Proxy
 Statement prepared in connection with its 1994
 Annual Meeting of Shareholders and is incorporated herein by reference.


 Item 13.  CERTAIN RELATIONSHIPS AND RELATED
 TRANSACTIONS

 Information required under this item is set forth under the captions "Certain Matters Involving
 Directors and Shareholders" and "Compensation of Directors" on pages 6 and 7 and 10 and 11, respectively, of the Company's Proxy Statement prepared in connection with its 1994 Annual
 Meeting of Shareholders and is incorporated herein by reference.

                      PART IV

 Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 AND REPORTS ON FORM 8-K

 (a) The consolidated financial statements and notes together with the Report of Independent
 Public Accountants and Selected Financial
 Highlights as included in the Company's Annual
 Report to Shareholders for fiscal year ended
 November 5, 1993 filed with this Annual Report on
 Form 10-K are incorporated herein by reference
 (only the financial statements listed below, which are included in the Annual Report to Shareholders for the fiscal year ended November 5, 1993, are filed herewith and the remainder of the Annual
 Report to Shareholders for the fiscal year ended
 November 5, 1993 is furnished to the Commission for its information):

 Consolidated Statements of Operations - Years ended November 5, 1993, November 6, 1992 and October 31, 1991
 Consolidated Balance Sheets - November 5, 1993
      and November 6, 1992
 Consolidated Statements of Shareholders' Equity
      - Years ended November 5, 1993, November 6,
      1992 and October 31, 1991
 Consolidated Statements of Cash Flows - Years ended November 5, 1993, November 6, 1992 and
      October 31, 1991
 Notes to Consolidated Financial Statements
 Report of Independent Public Accountants
 Quarterly Data (unaudited) - Supplementary Data
      for fiscal years 1993 and 1992
 Selected Financial Data for fiscal years ended
      1989 to 1993

 (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

 (c)  Exhibits.

      3  Articles of Incorporation and Bylaws.

     *   3.1Restated Articles of Incorporation
            dated March 29, 1988 (filed as Exhibit
            3.1 to Form 10-K as of October 31,
            1988).

    3.2  Bylaws of Farah Incorporated Amended and
         Restated as of September 1, 1993.

    4    Instruments defining the Rights of
         Security Holders, including Indentures.

     *4.1   Indenture, dated as of February 1,
            1969 (filed as Exhibit 2.4 to Form 10-
            K as of October 31, 1980).

         Pursuant to subsection (b)(4)(iii) of Item
         601 of Regulation S-K, Registrant hereby agrees to furnish to the Commission upon request copies of other instruments defining rights of holders of long-term debt, none of which instruments authorizes indebtedness in an amount in excess of 10% on consolidated assets.

    10   Material Contracts.

     *   10.1    Employment Agreement dated March
                 1, 1993, (filed as Exhibit 10.4-
                 22 to Form 10-Q as of May 7,
                 1993).

     *   10.2    Employment Agreement dated March
                 1, 1993 (filed as Exhibit 10.4-
                 23 to Form 10-Q as of May 7,
                 1993).

         10.3 Amended and Restated Employment Agreement dated September 30, 1993.

         10.4 Amended and Restated Employment Agreement dated September 30, 1993.

         10.5 Amended and Restated Employment Agreement dated September 30, 1993.

     *   10.6    Net Lease, dated as of May 16,
                 1988, between Farah U.S.A., Inc.
                 and Far Pass Realty Associates,
                 Ltd. (filed as Exhibit 5 to Form
                 8-K dated May 25, 1988).

     *   10.7    Guarantee of Lease by Farah
                 Incorporated (filed as Exhibit 6
                 to Form 8-K dated May 25, 1988).

     *   10.8    Pledge Agreement by Farah U.S.A.,
                 Inc. to Far Pass Realty
                 Associates, Ltd. (filed as
                 Exhibit 7 to Form 8-K dated May
                 25, 1988).

     *   10.9    Amended and Restated Farah
                 Manufacturing Company, Inc. 1986
                 Stock Option Plan, and Form of
                 Stock Option Agreement (filed as
                 Exhibit 4 (a) to the Company's
                 Registration Statement on Form S-
                 8, Registration No. 2-75949).

     *   10.10   Farah Manufacturing Company, Inc.
                 Executive Stock Option Plan, as
                 amended, and form of Stock Option
                 Agreement (filed as Exhibit 10.29
                 to Form 10-K as of October 31,
                 1988).

     *   10.11   Amended and Restated Farah
                 Manufacturing Company, Inc. 1981
                 Stock Option Plan, and form of
                 Stock Option Agreement (filed as
                 Exhibit 28.2 to the Company's
                 Registration Statement on Form S-
                 8, Registration No. 33-11930).

     *   10.12   Farah Incorporated 1988 Non-
                 Employee Directors Stock Option
                 Plan and form of Stock Option
                 Agreement (filed as Exhibit 10.31
                 to Form 10-K as of October 31,
                 1988).

     *   10.13   Accounts Financing Agreement
                 (Security Agreement), dated
                 August 2, 1990 between Farah
                 U.S.A., Inc. ("Farah U.S.A.") and
                 Congress Financial Corporation
                 (Southwest) ("Congress") (filed
                 as Exhibit 10.53 to Form 10-Q as
                 of July 31, 1990).

     *   10.14   Covenant Supplement to Accounts
                 Financing Agreement (Security
                 Agreement) dated August 2, 1990,
                 between Farah U.S.A. and Congress
                 (filed as Exhibit 10.54 to Form
                 10-Q as of July 31, 1990).

     *   10.15   Inventory and Equipment Security
                 Agreement Supplement to Accounts
                 Financing Agreement (Security
                 Agreement) dated August 2, 1990,
                 between Farah U.S.A. and Congress
                 (filed as Exhibit 10.56 to Form
                 10-Q as of July 31, 1990).

        *10.16   Trade Financing Agreement
                 Supplement to Accounts Financing
                 Agreement (Security Agreement)
                 dated August 2, 1990, between
                 Farah U.S.A. and Congress (filed
                 as Exhibit 10.57 to Form 10-Q as
                 of July 31, 1990).

     *   10.17   Form of Pledge and Security
                 Agreement, dated August 2, 1990
                 (filed as Exhibit 10.58 to Form
                 10-K as of October 31, 1990).

     *   10.18   Collateral Assignment of License,
                 dated August 2, 1990, by Farah
                 U.S.A. in favor of Congress
                 (filed as Exhibit 10.60 to Form
                 10-Q as of July 31, 1990).

     *   10.19   Estoppel and Consent Agreement,
                 dated August 2, 1990 by Farah
                 Incorporated ("Farah") (filed as
                 Exhibit 10.61 to Form 10-Q as of
                 July 31, 1990).

     *   10.20   Deed of Trust and Security
                 Agreement, dated July 30, 1990,
                 by Farah U.S.A. and Farah in
                 favor of Congress (filed as
                 Exhibit 10.63 to Form 10-Q as of
                 July 31, 1990).

     *   10.21   Form of Guarantee and Waiver,
                 dated August 2, 1990 (filed as
                 Exhibit 10.64 to Form 10-K as of
                 October 31, 1990).

     *   10.22   Collateral Assignment of
                 Agreements, dated August 2, 1990,
                 by Farah in favor of Congress
                 (filed as Exhibit 10.68 to Form
                 10-Q as of July 31, 1990).

     *   10.23   Collateral Assignment of Agreements,
                 dated August 2, 1990, by Farah
                 Manufacturing Company of New Mexico,
                 Inc. in favor of Congress (filed as
                 Exhibit 10.69 to Form 10-Q as of July
                 31, 1990).

     *   10.24   Subordination Agreement, dated
                 August 2, 1990, by Farah U.S.A.
                 and Farah (filed as Exhibit 10.70
                 to Form 10-Q as of July 31,
                 1990).

     *   10.25   Form of Pledge and Security
                 Agreement, dated August 2, 1990
                 (filed as Exhibit 10.71 to Form
                 10-K as of October 31, 1990).

     *   10.26   Trademark Collateral Assignment
                 and Security Agreement, dated
                 August 2, 1990, by Farah in favor
                 of Congress (filed as Exhibit
                 10.75 to Form 10-Q as of July 31,
                 1990).

     *   10.27   Patent Collateral Assignment and
                 Security Agreement, dated August
                 2, 1990, by Farah in favor of
                 Congress (filed as Exhibit 10.76
                 to Form 10-Q as of July 31,
                 1990).

     *   10.28   General Security Agreement, dated
                 August 2, 1990, by Farah in favor
                 of Congress (filed as Exhibit
                 10.77 to Form 10-Q as of July 31,
                 1990).

     *   10.29   Form of General Security
                 Agreement, dated August 2, 1990
                 (filed as Exhibit 10.78 to Form
                 10-K as of October 31, 1990).

     *   10.30   Amendment No. 1, dated November
                 5, 1990, to Financing Agreements
                 dated August 2, 1990 (filed as
                 Exhibit 10.98 to Form 10-K as of
                 October 31, 1990).

     *   10.31   Amendment No. 2 dated February
                 11, 1991, to Financing Agreements
                 dated August 2, 1990 (filed as
                 Exhibit 10.103 to Form 10-Q as of
                 January 31, 1991).

     *   10.32   Sublease between Farah U.S.A.,
                 Inc. and The Tonka Corporation,
                 dated January 6, 1992 (filed as
                 Exhibit 10.107 to Form 10-K as of
                 October 31, 1991).

     *   10.33   Farah Incorporated 1991 Stock
                 Option and Restricted Stock Plan
                 dated October 15, 1991 (filed as
                 Exhibit 10.108 to Form 10-K as of
                 October 31, 1991).

     *   10.34   Amendment No. 3 dated January 29,
                 1992, to Financing Agreements
                 dated August 2, 1990 (filed as
                 Exhibit 10.112 to Form 10-Q as of
                 February 7, 1992).

     *   10.35   Amendment No. 4 dated June 25,
                 1992, to Accounts Financing
                 Agreement dated August 2, 1990
                 between Congress Financial
                 Corporation (Southwest) and Farah
                 U.S.A., Inc. (filed as Exhibit
                 10.118 to Form 10-Q as of August
                 7, 1992).

     *   10.36   Amendment No. 5 dated August 31,
                 1992, to Accounts Financing
                 Agreement dated August 2, 1990
                 between Congress Financial
                 Corporation (Southwest) and Farah
                 U.S.A., Inc. (filed as Exhibit
                 10.119 to Form 10-Q as of August
                 7, 1992).

     *   10.37   Amendment No. 6 dated September
                 4, 1992, to Accounts Financing
                 Agreement dated August 2, 1990
                 between Congress Financial
                 Corporation (Southwest) and Farah
                 U.S.A., Inc. (filed as Exhibit
                 10.120 to Form 10-Q as of August
                 7, 1992).

     *   10.38   Amendment No. 7 dated September
                 16, 1992, to Accounts Financing
                 Agreement dated August 2, 1990
                 between Congress Financial
                 Corporation (Southwest) and Farah
                 U.S.A., Inc. (filed as Exhibit
                 10.121 to Form 10-Q as of August
                 7, 1992).

     *   10.39   Stock Purchase Agreement dated
                 August 4, 1992, between Farah
                 Incorporated and Marciano
                 Investments, Inc. (filed as
                 Exhibit 10.122 to Form 10-Q as of
                 August 7, 1992).

     *	  10.40   Letter Agreement dated October 28,
                 1992, amending the Accounts Financing
                 Agreement dated August 2, 1990 between
                 Farah U.S.A., Inc. and Congress
                 Financial Corporation (Southwest),
                 (filed as Exhibit 10.125 to Form 10-K
                 as of November 6, 1992).

     *   10.41   Amended and Restated Farah Savings and
                 Retirement Plan, as of January 1,
                 1991, (filed as Exhibit 10.125 to Form
                 10-K as of November 6, 1992).

     *   10.42   Amended and Restated Stock Purchase
                 Agreement dated March 12, 1993
                 (amending and restating the stock
                 purchase agreement dated February 23,
                 1993) between Farah Incorporated, the
                 Georges Marciano Trust and the Paul
                 Marciano Trust, (filed as Exhibit
                 10.128 to Form 10-Q as of May 7,
                 1993).

     *  10.43    Amendment No. 8 to Financing
                 Agreements as of May 7, 1993 between
                 Farah U.S.A., Inc. and Congress
                 Financial Corporation (Southwest),
                 (filed as Exhibit 10.129 to Form 10-Q
                 as of May 7, 1993).

     *   10.44   Amendment No. 9 dated July 16, 1993 to
                 Accounts Financing Agreement dated
                 August 2, 1990 between Congress
                 Financial Corporation (Southwest) and
                 Farah U.S.A., Inc., (filed as Exhibit
                 10.130 to Form 10-Q as of August 6,
                 1993).

     *  10.45    Consulting Agreement dated June 15,
                 1993, (filed as Exhibit 10.131 to Form
                 10-Q as of August 6, 1993).

     *  10.46    Deferred Compensation Agreement dated
                 July 30, 1993, (filed as Exhibit
                 10.132 to Form 10-Q as of August 6,
                 1993).

    *  10.47    Deferred Compensation Agreement dated
                 July 30, 1993, (filed as Exhibit
                 10.133 to Form 10-Q as of August 6,
                 1993).

        10.48    Deferred Compensation Agreement dated
                 July 30, 1993.

        10.49    Amendment No. 10 dated November 5,
                 1993 to Accounts Financing Agreement
                 dated August 2, 1990 between Congress
                 Financial Corporation (Southwest) and
                 Farah U.S.A., Inc.

    *Incorporated herein by reference.

    22   Subsidiaries of Farah Incorporated

    24   Consent of Independent Public Accountants

 (d)     The following consolidated financial
         statement schedules are included in the
         Annual Report on Form 10-K along with the Report of Independent Public Accountants on supporting schedules:

                                                        Page

 Report of Independent Public Accountants on
 Supporting Schedules                                    14

 II-  Amounts receivable from related parties,
    underwriters, promoters and employees other
    than related parties - Years ended November 5,
    1993, November 6, 1992 and October 31, 1991          15


 X- Supplementary Income Statement Information -
    Years ended November 5, 1993, November 6, 1992
    and October 31, 1991                                 16

All other schedules are omitted because they are not applicable, not required under the instructions, or the information is reflected in the consolidated financial statements or notes thereto.


    For the purposes of complying with the
 amendments to the rules governing Form S-8
 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's
 Registration Statements on Form S-8 Nos. 33-46661
 (filed March 24, 1992), 33-11930 (filed February
 12, 1987) and 2-75949 (filed February 4, 1982):

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable, in the event that a claim for indemnification against such liabilities
 (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
 Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           FARAH INCORPORATED
           (Registrant)


           /s/ James C. Swaim
           James C. Swaim
           Principal Financial Officer
           Principal Accounting Officer

 Dated:       January 28, 1994


      Pursuant to the requirements of the Securities
 Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 1994.


 /s/ Richard C. Allender
 Richard C.  Allender
 President and Chief Executive Officer, Director

 /s/ Christopher L. Carameros
 Christopher L. Carameros
 Director

 /s/ Sylvan Landau
 Sylvan Landau
 Director

 /s/ Edward J. Monahan
 Edward J. Monahan
 Director

 /s/ Timothy B. Page
 Timothy B. Page
 Director

 /s/ Byron H. Rubin
 Byron H. Rubin
 Director

 /s/ James C. Swaim
 James C. Swaim
 Executive Vice President, Chief Financial Officer
 and Director


 /s/ Thomas G. Wyman
 Thomas G. Wyman
 Director

         FARAH INCORPORATED AND SUBSIDIARIES


      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                  SUPPORTING SCHEDULES




 To the Shareholders of Farah Incorporated:




      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Farah Incorporated's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 15, 1993. Our audits were made for the purpose of forming an opinion on those statements
 taken as a whole.   Schedules II and X are the responsibility
 of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


 /s/ Arthur Andersen & Co.

 ARTHUR ANDERSEN & CO.


 Dallas, Texas
 December 15, 1993

                   Schedule II

      FARAH INCORPORATED AND SUBSIDIARIES

AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
YEARS ENDED NOVEMBER 5, 1993, NOVEMBER 6, 1992 AND
OCTOBER 31, 1991

PART ONE OF SCHEDULE II TABLE:

                                   Balance at
    Year                            beginning
   ended       Name of debtor       of period

  10/31/91  William F. Farah    $     100,708

  11/6/92            -                      -

  11/5/93            -                      -



PART TWO OF SCHEDULE II TABLE:

                                         Deducted
    Year                        Amounts  Amounts
   ended         Additions      Collectedwritten off

  10/31/91            -         100,708          -

  11/6/92             -               -          -

  11/5/93             -               -          -



PART THREE OF SCHEDULE II TABLE:

                      Balance at end of period
    Year                             Not
   ended                 Current   Current

  10/31/91                    -          -

  11/6/92                     -          -

  11/5/93                     -          -

Schedule X



                       FARAH INCORPORATED AND SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION
   For years ended November 5, 1993, November 6, 1992 and October 31, 1991



                            November 5,        November 6,    October 31,
                               1993              1992            1991
                                        (thousands of dollars)


Amortization of intangible
    assets                   $     200             489             592

Taxes other than income
 taxes and payroll taxes     $     843             934           1,096

Advertising                  $  11,230           6,825           4,719


Neither royalties nor repairs and maintenance exceeded 1% of revenues in fiscal 1993.

                        FARAH INCORPORATED AND SUBSIDIARIES

                       FORM 10-K INDEX TO ATTACHED EXHIBITS
                 (All Exhibits listed are on pages 17 through 113)



                                                             Page
                                                            Numbers

 Exhibit 3.2    Bylaws of Farah Incorporated Amended           18
                and Restated as of September 1, 1993.

 Exhibit 10.3   Amended and Restated Employment Agreement      38
                dated September 30, 1993.

 Exhibit 10.4   Amended and Restated Employment Agreement      47
                dated September 30, 1993.

 Exhibit 10.5   Amended and Restated Employment Agreement      54
                dated September 30, 1993.

 Exhibit 10.48  Deferred Compensation Agreement dated          62
                July 30, 1993.

 Exhibit 10.49  Amendment No. 10 dated November 5, 1993        64
                to Accounts Financing Agreement dated
                August 2, 1990 between Congress Financial
                Corporation (Southwest) and Farah U.S.A., Inc.

 Exhibit 13     Annual Report to Shareholders for Fiscal       83
                Year 1993.

 Exhibit 22     Subsidiaries of Farah Incorporated.           112

 Exhibit 24     Consent of Independent Public Accountants.    113