Form 10-Q
period 1994-02-04
FARAH INC
filed 1994-03-18
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


Mark One

    X		     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Quarter Ended February 4, 1994

                                  OR

	           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File No. 1-5400

                             FARAH INCORPORATED
            (Exact name of registrant as specified in its charter)

               TEXAS                                  74-1061146
  (State or other jurisdication of                  (I.R.S. Employer
   incorporation or oganization)                   Identification No.)

   8889 Gateway West, El Paso, Texas                     79925
 (Adress of principal executive offices)               (Zip Code)


  Registrant's telephone number, including area code:    (915) 593-4444

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.  Yes:  X   No:

  As of March 11, 1994 there were outstanding 8,202,736 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

 PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.


                   FARAH INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           Quarter Ended February 4, 1994 and February 5, 1993
                               (Unaudited)

                                                   1994          1993
                                                  (Thousands of dollars
                                                  except per share data)


Net sales                                         $51,270       35,316
Cost of sales                                      35,886       24,676
       Gross profit                                15,384       10,640
Selling, general and administrative expenses       12,888        9,805
       Operating income                             2,496          835

Other income (expense):
       Interest expense                              (687)        (402)
       Interest income                                180          185
       Foreign currency transaction gains (losses)     75          (20)
       Other, net                                       3            3
                                                     (429)        (234)

       Income before provision for income taxes     2,067          601

Provision (benefit) for income taxes                   56           (3)

       Net income                                   2,011          604

Retained earnings:
       Beginning                                    3,696        3,564
       Ending                                      $5,707        4,168

Net income per share                                $0.25         0.08

Weighted average shares of common stock
      and common stock equivalents outstanding    8,204,472    7,318,463

           FARAH INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          FEBRUARY 4, 1994 AND NOVEMBER 5, 1993
                         (Unaudited)

                                              February 4,     November 5,
                                                  1994           1993
                                                 (Thousands of dollars)
ASSETS
Current assets:
   Cash                                           $2,336         2,007
   Trade receivables, net                         27,311        32,458
   Inventories:
        Raw materials                             12,409        10,628
        Work in process                           19,330        15,706
        Finished goods                            31,837        27,838
                                                  63,576        54,172
   Other current assets                            6,705         5,482
                Total current assets              99,928        94,119

Note receivable                                    6,199         6,267
Property, plant and equipment, net                14,980        14,426
Other non-current assets                           3,941         4,079
                                                $125,048       118,891
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                               $31,605        25,680
   Current installments of long-term debt            640         4,509
   Trade payables                                 20,225        20,324
   Other current liabilities                      10,318        10,833
                 Total current liabilities        62,788        61,346

Long-term debt, excluding current installments     2,885         1,179
Other non-current liabilities                      3,598         3,627

Deferred gain on sale of building                  8,806         9,314

Shareholders' equity:
   Common stock, no par value, authorized
     20,000,000 shares; issued 8,179,504
     in 1994 and 8,007,900 in 1993                45,516        44,369
   Cumulative foreign currency
     translation adjustment                       (2,093)       (2,481)
   Minimum pension liability adjustment           (2,050)       (2,050)
   Retained earnings                               5,707         3,696
                                                  47,080        43,534

   Less: Treasury stock, 36,275 shares in
    1994 and 1993                                    109           109
                 Total shareholders' equity       46,971        43,425
                                                $125,048       118,891

                 FARAH INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Quarter Ended February 4, 1994 and February 5, 1993
                               (Unaudited)


                                                       1994          1993
                                                    (thousands of dollars)
Cash flows from (used in) operating activities:
     Net income                                       $2,011          604
     Adjustments to reconcile net income to net cash
          used in operating activities:
                 Depreciation and amortization           874          552
                 Amortization of deferred gain on
                   building sale                        (508)        (508)
     Decrease (increase) in:
                 Trade receivables                     5,147        5,277
                 Inventories                          (9,404)      (1,396)
                 Other current assets                 (1,223)        (295)
     Decrease in:
                 Trade payables                          (99)      (3,718)
                 Other current liabilities              (515)      (2,231)

                      Net cash used in
                        operating activities          (3,717)      (1,715)

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment       (1,287)      (1,276)

                       Net cash used in investing
                         activities                   (1,287)      (1,276)

Cash flows from (used in) financing activities:
     Net change in revolving credit facility           5,981        3,475
     Proceeds from issuance of debt                    1,897          202
     Repayment of long-term debt                      (4,117)        (316)
     Receipts from exercise of stock options           1,055            -
     Other                                               129           36

                          Net cash from financing
                            activities                 4,945        3,397

Foreign currency translation adjustment                  388         (490)

Net increase (decrease) in cash flow                     329          (84)

Cash, beginning of year                                2,007        1,634

Cash, end of quarter                                  $2,336        1,550

Supplemental cash flow disclosures:
     Interest paid                                       763          464
     Income taxes paid                                   272          867

   FARAH INCORPORATED AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements accordance with generally accepted accounting principles have been condensed
	       or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading.
        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K.

   2. The foregoing financial information reflects all adjustments (which consist only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows for the interim periods.

   3. The Company's business generally fluctuates with the activities of the retail apparel trade industry with its first quarter historically the lowest in sales volume and income. The remaining three quarters are expected to be comparable in terms of sales and profitability, with the fourth quarter being somewhat higher than the second and third. There can be no assurance that the sales and profitability pattern discussed above will occur in 1994 and results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

   4.   Change in Accounting Principles - Accounting for Income Taxes

        In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences.

        The Company adopted SFAS 109 effective November 6, 1993 resulting in a deferred tax asset at November 6, 1993, of $8,580,000, less a valuation allowance of the same amount, as follows:

                 Deferred tax assets:
                    U.S. Federal NOL carryforwards         $1,352,000
                    Foreign NOL carryforwards               1,045,000
                    Deferred gain not recognized for book   3,167,000
                    Unrecognized capital loss                 459,000
                    Foreign tax credit carryforwards        1,710,000
                    Other accrued expenses and reserves     1,840,000
                    Other deferred tax assets                 273,000

                             Total deferred tax assets      9,846,000

                Deferred Tax Liabilities:
                    Tax over book depreciation
                      and amortization                        862,000
                    Other deferred tax liabilities            404,000

              Total deferred tax liabilities                1,266,000

                   Net deferred tax asset                   8,580,000
                         Valuation allowance               (8,580,000)

 Net deferred tax asset, net of valuation allowance       $         -

   Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance against the entire November 6, 1993 net deferred tax asset. In subsequent periods, the Company may reduce the valuation allowance, provided that utilization of the deferred tax asset is more likely than not as defined by SFAS 109.

   At November 6, 1993 the Company's U.S. subsidiary had approximately $3,977,000 of tax net operating loss carryforwards available to offset future taxable income. Approximately $3,515,000 of this carryforward expires in 2007 and $462,000 in 2008. The Company's United
   Kingdom and Ireland subsidiaries had approximately $3,078,000 and $296,000 respectively of net operating loss carryforwards available to offset future taxable income in those countries. Carryforwards in these countries are available until used, for an indefinite future period. In addition, there were foreign tax credit carryforwards at November 6, 1993 available to offset limited classes of future taxable income of approximately $1,710,000, which expire beginning in 1994, with all expiring by 1996.

                FARAH INCORPORATED AND SUBSIDIARIES


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations

   Sales for the first quarter of fiscal 1994 increased by $15,954,000 (45.2%) over the first quarter of fiscal 1993. Sales were up at all divisions, with the largest increase at Farah U.S.A.
   where sales increased by 60%. Sales increased by 2% at Farah
   International and by 9% at Value Slacks.

    Farah U.S.A. sales for the first quarter of fiscal 1994 were $41,310,000 compared to $25,806,000 in the first quarter of fiscal 1993. Unit volume increased by 55% while the average unit selling price increased by 3%. The Company continues to experience considerable growth in sales of Savane products, with a 196% increase in Savane sales over the first quarter of fiscal 1993. As a percent of sales, Savane represented 55% of Farah U.S.A. sales in the first quarter of fiscal 1994 compared to 30% during the same period in fiscal 1993.
    Sales of private label products also increased by 225% in the first quarter of fiscal 1994. The first quarter of fiscal 1993 represented the first full quarter of private label sales. Private label sales were 9% of total Farah U.S.A. sales in the first quarter of fiscal
    1994 compared to 4% in the first quarter of fiscal 1993.

    Farah International sales were $5,655,000 for the first quarter of fiscal 1994 compared to $5,554,000 in the first quarter of fiscal 1993. Unit volume was up 2% while the average unit selling price was comparable in both periods. Sales were comparable in the first quarter of fiscal 1994 to 1993 in Farah Manufacturing (U.K.) Limited ("Farah U.K.") and Farah Australia Pty, Ltd. ("Farah Australia") while Farah (New Zealand) Limited ("Farah New Zealand") reported a 32% increase in unit sales for the period. Farah New Zealand, which began operations in 1990, is continuing to increase its customer base, contributing to its overall sales increase.

    Value Slacks sales were $4,305,000 in the first quarter of fiscal 1994 compared to $3,956,000 in the first quarter of fiscal 1993. Sales in Puerto Rico decreased 12% while sales in the U.S. increased 30%.
    U.S. store sales represented 59% of total Value Slacks sales in the first quarter of fiscal 1994 compared to 50% in the first quarter of fiscal 1993. There were 11 Puerto Rican stores in operation in the first quarter of fiscal 1994 compared to 15 stores in the first quarter of fiscal 1993. The number of U.S. stores increased to 21 stores in the first quarter of fiscal 1994 from 14 in the first quarter of fiscal 1993. The Company plans to increase the number of U.S. stores in the remainder of fiscal 1994 and close certain Puerto Rican stores.

    Gross profit increased by $4,744,000 (44.6%) in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. As a percent of sales, consolidated gross profit was comparable at approximately 30% in both periods.

    At Farah U.S.A. gross profit as a percent of sales was comparable in both quarters. The gross profit at Farah U.S.A. in the first quarter of fiscal 1994 was favorably impacted by higher production volumes which decreased per unit production cost and, to a lesser extent, by the impact of lower duties as a result of the North American Free Trade Agreement ("NAFTA") which became effective January 1, 1994. These favorable impacts were offset by the recognition of certain contractor -related production costs. At Farah International the gross profit percentage increased from 35% in the first quarter of fiscal 1993 to 38% in the first quarter of fiscal 1994. Production in the Company's Irish factories was up approximately 11% resulting in higher efficiency levels and an overall decrease in cost per unit produced. Gross profit as a percent of sales also increased at Value Slacks from 39% in fiscal 1993 to 45% in fiscal 1994. This increase is mainly due to an increase in U.S. store sales, which carry a higher gross profit percentage. Value Slacks has also been able to achieve a higher markup due to increased sales of higher margin casual and Savane product.

    Selling, general and administrative expenses ("SG&A") as a percent of sales decreased from 28% in fiscal 1993 to 25% in fiscal 1994. At Farah U.S.A. SG&A decreased from 25% in the first quarter of fiscal 1993 to 22% in the first quarter of fiscal 1994. This decrease was mainly attributable to a revised sales compensation structure, lower shipping charges due to a new freight policy, and fixed costs that did not increase in relation to increased sales levels. At Farah
    International SG&A as a percent of sales remained comparable in fiscal
    1993 and 1994. At Value Slacks SG&A as a percent of sales increased from 37% in the first quarter of fiscal 1993 to 44% in the first quarter of fiscal 1994. This increase in SG&A was related to fixed selling costs, including rent, payrolls and advertising, that were
	   incurred in the first quarter in stores in the eastern United States where sales suffered due to severe weather conditions, limiting the number of operating days during the month of January.

    Other income (expense), net increased by $195,000 in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. Interest expense was up $285,000 due to increased usage of the Company's credit facility to finance higher inventory levels. This increase was partially offset by foreign currency transaction gains of $75,000 in fiscal 1994 compared to foreign currency transaction losses of $20,000 in fiscal 1993.

    Income tax expense (benefit) fluctuated as a result of a change in the mix of the income (loss) among the countries in which the Company conducts its business and the effect of operating loss carryforwards. See Note 4 of Notes to Consolidated Financial Statements.

    Financial Condition

    The Company's credit facility provides up to $40,000,000 of credit through November 3, 1995. Farah U.S.A., Farah U.K. and Value Slacks are parties to this facility. Availability under the facility is limited by formulas derived from accounts receivable, inventory and fixed assets. As of February 4, 1994, usage under the facility was $32,669,000 and available credit was $6,897,000.

    Effective February 1, 1994 the company exchanged $1,673,000 of its 5% convertible subordinated debentures for 8.5% convertible subordinated debentures due February 1, 2004. The 8.5% debentures are convertible into the company's common stock at $15.2375 per share. The remaining 5% convertible subordinated debentures totalling $2,252,000 were paid on February 1, 1994.

    Capital expenditures through February 4, 1994 approximated $1,287,000 and were primarily for manufacturing equipment and information systems.

               PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit 10.50 Amendment No. 11 dated January 21, 1994 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc.

   Exhibit 10.51 Indenture dated as of February 1, 1994, between Farah Incorporated and Texas Commerce Bank, N.A. (filed as
                    Item 9(c)(1) to Schedule 13E-4 dated December 3, 1993, incorporated herein by reference.)

   Exhibit 11       Statement regarding computation of net income per share.

    (b)  Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which the report is filed.



                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FARAH INCORPORATED


   Date:    March 18, 1994

                            /s/ James C. Swaim
                            James C. Swaim
                            Executive Vice President
                            Chief Financial Officer

              FARAH INCORPORATED AND SUBSIDIARIES

                  FORM 10-Q INDEX TO EXHIBITS

                       FEBRUARY 4, 1994


                                                                 Page
                             Description                        Number

   Exhibit 10.50      Amendment No. 11 dated
                      January 21, 1994 to
                      Accounts Financing
                      Agreement dated August
                      2, 1990 between Congress
                      Financial Corporation
                      (Southwest) and Farah
                      U.S.A., Inc.

   Exhibit 11         Statement regarding
                      computation of net income
                      per share.