Form 10-Q
period 1994-05-06
FARAH INC
filed 1994-06-17
CIK 34501

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
Mark One

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended May 6, 1994

                                      OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission File No. 1-5400



                              FARAH INCORPORATED
            (Exact name of registrant as specified in its charter)




            Texas                                            74-1061146
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   8889 Gateway West, El Paso, Texas                          79925
(Address of principal executive offices)                    (Zip Code)




         Registrant's telephone number, including area code   (915) 593-4444


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

         As of June 13, 1994 there were 10,009,263 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      FARAH INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
            Quarter and Six Months Ended May 6, 1994 and May 7, 1993
                                  (Unaudited)

                                                                   Quarter Ended                   Six Months Ended
                                                                   -------------                   -----------------
                                                               May 6,         May 7,            May 6,            May 7,
                                                                1994           1993              1994              1993
                                                                ----           ----              ----              ----
                                                                    (Thousands of dollars, except per share data)
NET SALES                                                      $66,170        41,748           117,440            77,064
Cost of sales                                                   46,702        29,731            82,588            54,407
                                                             ---------     ---------         ---------         ---------
       Gross profit                                             19,468        12,017            34,852            22,657

Selling, general and administrative expenses                    15,129        10,223            28,017            20,028
                                                             ---------     ---------         ---------         ---------

       Operating income                                          4,339         1,794             6,835             2,629

Other income (expense):
       Interest expense                                           (855)         (466)           (1,542)             (868)
       Interest income                                             179           183               359               368
       Foreign currency transaction gains (losses)                  37           (94)              112              (114)
       Other, net                                                   76           (27)               79               (24)
                                                             ---------     ---------         ---------         ---------
                                                                  (563)         (404)             (992)             (638)

       Income before provision for income taxes                  3,776         1,390             5,843             1,991

Provision (benefit) for income taxes:
      Current                                                    1,071           101             1,127                98
      Deferred                                                    (825)           --              (825)               --
                                                             ---------     ---------         ---------         ---------
                                                                   246           101               302                98

      NET INCOME                                                 3,530         1,289             5,541             1,893

Retained earnings:
      Beginning                                                  5,707         4,168             3,696             3,564
                                                             ---------     ---------         ---------         ---------
      Ending                                                    $9,237         5,457             9,237             5,457
                                                             =========     =========         =========         =========
NET INCOME PER SHARE                                             $0.41          0.17               0.66             0.25
                                                             =========     =========         =========         =========
Weighted average shares of common stock
      and common stock equivalents
      outstanding                                            8,704,973     7,742,098         8,453,298         7,530,281
                                                             =========     =========         =========         =========

                      FARAH INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MAY 6, 1994 AND NOVEMBER 5, 1993
                                  (Unaudited)

                                                                     May 6,           November 5,
                                                                      1994               1993
                                                                   ----------         -----------
                                                                       (Thousands of dollars)
ASSETS
Current assets:
     Cash                                                            $1,489              2,007
     Trade receivables, net                                          36,540             32,458
     Inventories:
          Raw materials                                              10,161             10,628
          Work in process                                            18,605             15,706
          Finished goods                                             36,728             27,838
                                                                   --------            -------
                                                                     65,494             54,172
     Other current assets                                             6,908              5,482
                                                                   --------            -------
                 Total current assets                               110,431             94,119

Note receivable                                                       6,129              6,267
Property, plant and equipment, net                                   15,271             14,426
Other non-current assets                                              4,586              4,079
                                                                   --------            -------
                                                                   $136,417            118,891
                                                                   ========            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                $10,878             25,680
     Current installments of long-term debt                             629              4,509
     Trade payables                                                  17,852             20,324
     Other current liabilities                                       13,386             10,833
                                                                   --------            -------
                  Total current liabilities                          42,745             61,346

Long-term debt, excluding current installments                        2,954              1,179
Other non-current liabilities                                         3,427              3,627

Deferred gain on sale of building                                     8,298              9,314

Shareholders' equity:
     Common stock, no par value,
          authorized 20,000,000 shares; issued
           10,045,538 in 1994 and 8,007,900 in 1993                  46,017             44,369
     Additional paid-in capital                                      27,851                 --
     Cumulative foreign currency
          translation adjustment                                     (1,953)            (2,481)
     Minimum pension liability adjustment                            (2,050)            (2,050)
     Retained earnings                                                9,237              3,696
                                                                   --------            -------
                                                                     79,102             43,534
     Less: Treasury stock, 36,275 shares
        in 1994 and 1993, at cost                                       109                109
                                                                   --------            -------
                   Total shareholders' equity                        78,993             43,425
                                                                   --------            -------
                                                                   $136,417            118,891
                                                                   ========            =======

                      FARAH INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended May 6, 1994 and May 7, 1993
                                  (Unaudited)


                                                                       1994                  1993
                                                                    ---------              -------
                                                                        (Thousands of dollars)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                       $5,541                1,893
     Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                               1,866                1,144
           Amotization of deferred gain on building sale              (1,016)              (1,016)
           Deferred income taxes                                        (825)                  --
     (Increase) decrease:
           Trade receivables                                          (4,082)               2,019
           Inventories                                               (11,322)              (7,649)
           Other current assets                                       (1,162)              (1,157)
     Increase (decrease) in:
           Trade payables                                             (2,472)              (1,451)
           Income taxes payable                                          168                 (768)
           Other current liabilities                                   2,386                 (410)
                                                                     -------               ------
                 Net cash used in operating activities               (10,918)              (7,395)
                                                                     -------               ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                       (2,481)              (3,273)
                                                                     -------               ------
                 Net cash used in investing activities                (2,481)              (3,273)
                                                                     -------               ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Net change in revolving credit facilities                       (15,362)               4,952
     Proceeds from issuance of debt                                    2,713                  369
     Repayment of long-term debt                                      (4,258)                (406)
     Receipts from sales of treasury and common stock                 29,499                5,881
     Other                                                              (239)                 253
                                                                     -------               ------
                   Net cash from financing activities                 12,353               11,049
                                                                     -------               ------

Foreign currency translation adjustment                                  528                  128
                                                                     -------               ------
NET INCREASE (DECREASE) IN CASH FLOW                                    (518)                 509

CASH, BEGINNING OF YEAR                                                2,007                1,634
                                                                     -------               ------
CASH, END OF QUARTER                                                  $1,489                2,143
                                                                     =======               ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    INTEREST PAID                                                     $1,582                1,013
    INCOME TAXES PAID                                                    319                  873

                      FARAH INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K.

2. The foregoing financial information reflects all adjustments (which consist only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows for the interim periods.

3. In the second quarter of 1994 the Company completed the offering of 2,990,000 shares of its common stock at a price of $16.375 per share. Of the total shares offered, 1,790,000 shares were sold by the Company with the remaining 1,200,000 shares sold by Marciano Investments, Inc. Net proceeds from the sale by the Company were approximately $27,200,000. Substantially all of the proceeds from the equity sale were allocated to Additional Paid-in Capital.

4. The income tax provision for the six months ended May 6, 1994, in accordance with the interim financial reporting guidelines of generally accepted accounting principles, has been provided based upon the Company's 1994 estimated annual effective tax rate. The estimated annual rate is lower than the statutory tax rate of 34% due to the recognition of previously unrecognized deferred tax benefits resulting largely from the use of tax net operating loss carryforwards. In addition, due to the Company's positive earnings trend, the valuation allowance related to deferred tax assets recognized in accordance with Statement of Financial Standards No. 109 was reduced resulting in a deferred tax benefit of $825,000.

         The current liability for income taxes was reduced by $656,000 with a corresponding increase to Additional Paid-in Capital, at May 6, 1994 for the tax deduction resulting from the exercise of employee stock options.

                      FARAH INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Sales for the second quarter and first six months of fiscal 1994 increased by $24,422,000 (58.5%) and $40,376,000 (52.4%), respectively, over the same periods of 1993. Sales were up at all divisions, with the largest increase at Farah U.S.A.

         Farah U.S.A. sales for the second quarter of 1994 were $52,969,000 compared to $31,600,000 for the second quarter of 1993, a 68% increase. For the first six months sales were $94,279,000, compared to $57,406,000 in 1993, a 64% increase. The average price per unit was up by 3% in both the second quarter and first six months, while unit sales increased by 62% for the quarter and 59% for the first six months. The primary reason for the increase in sales was due to the success of Savane products. Savane products are primarily no wrinkles casual slacks. Sales of Savane products accounted for 58% and 57% of second quarter and year-to-date sales, respectively, up from 39% and 35% in the same periods in 1993. Sales of Farah and Farah Clothing Company branded products experienced a 2% increase for the quarter, but were down approximately 9% for the six month period. Casual, no wrinkles products were added to these lines which increased sales in the second quarter. Farah and Farah Clothing Company products were 23% of second quarter sales in 1994 and 37% in 1993, and 22% of sales for the first six months of 1994 compared to 39% in 1993.

         Farah International sales in the second quarter were $10,022,000 compared to $7,831,000 in 1993. For the first six months sales were $15,677,000 compared to $13,385,000 in 1993. In the second quarter unit sales increased 20% and the average price per unit increased 7%. In the first six months unit sales were up 13% compared to 1993 and the average price per unit increased 4%. In the second quarter of 1994 United Kingdom sales, which represented 68% of total Farah International sales, were up 36% over the same
period in 1993.   United Kingdom sales increased by 19% for the first six
months of 1994. Sales increases in the United Kingdom were experienced in both slacks and shirts. These increases were attributable to greater acceptance of a wider, more stylish product base, combined with the introduction of no wrinkles products in the second quarter.

         Value Slacks sales were $3,179,000 in the second quarter of 1994 compared to $2,317,000 in 1993. For the first six months sales were $7,484,000 compared to $6,273,000 in the prior year. Sales in the U.S. stores increased by 60% in the second quarter of 1994 compared to 1993, while sales in Puerto Rican stores decreased 5%. There were 9 Puerto Rican stores operating in the second quarter of 1994 compared to 12 in 1993. Four new stores were opened in the U.S. in the second quarter, while one store was closed, bringing total U.S. stores to 24, compared to 16 in 1993.

         Gross profit increased by $7,451,000 (62.0%) in the second quarter of 1994 compared to 1993 and increased by $12,195,000 (53.8%) for the first six months. In the second quarter gross profit as a percent of sales was up at Farah U.S.A. and Value Slacks, and decreased at Farah International.

         At Farah U.S.A., gross profit as a percent of sales increased from 26% to 27% in the second quarter and was comparable for the first six months at 27% in both 1994 and 1993. Improved margins were mainly attributable to higher production levels resulting in lower per unit costs, and lower duties in Mexico as a result of the North American Free Trade Agreement "NAFTA". These improvements were partially offset by higher U.S. based labor costs. At Farah International, gross profit as a percent of sales decreased from 36% in the second quarter of 1993 to 35% in the second quarter of 1994. Margins were comparable in the first six months at 36% in both periods. Gross profit in the second quarter of 1993 was favorably impacted by a grant received from the Industrial Development Administration in Ireland to help provide training in the manufacturing facilities. Gross profit as a percent of sales increased at Value Slacks from 43% in the second quarter of 1993 to 49% in 1994. For the first six months the gross profit percent increased from 41% to 47%. This increase is mainly due to an increase in U.S. store sales, which carry a higher gross profit percent.

         Selling, general and administrative expenses ("SG&A") as a percent of sales decreased from 25% in the second quarter of 1993 to 23% in the second quarter of 1994. For the six month period SG&A as a percent of sales decreased from 26% in 1993 to 24% in 1994. At Farah U.S.A., SG&A decreased from 21% in the second quarter of 1993 to 20% in 1994 and from 22% in 1993 to 21% in 1994 for the first six months. This decrease was mainly attributable to a revised sales compensation structure, lower shipping charges due to a new freight policy and fixed costs that did not increase in relation to increased sales levels. At Farah International, SG&A as a percent of sales decreased in the second quarter from 30% in 1993 to 28% in 1994. For the first six months SG&A decreased from 32% in 1993 to 31% in 1994. This decrease was mainly attributable to lower professional fees, and other fixed costs that did not increase in relation to increased sales. At Value Slacks, SG&A as a percent of sales decreased for the quarter from 61% in 1993 to 56% in 1994 and increased for the first six months from 46% in 1993 to 49% in 1994. The decrease for the quarter was mainly attributable to fixed costs that did not increase in relation to the increased sales levels, partially offset by certain costs associated with the closure of two stores in Puerto Rico. The increase in the first six months resulted from fixed selling costs incurred in the first quarter in stores in the eastern United States where sales suffered due to severe weather conditions, limiting the number of operating days during the month of January.

         Other expense, net, increased by $159,000 in the second quarter of 1994 compared to 1993. In the first six months the expense increased by $354,000. Interest expense was up $389,000 for the quarter and $674,000 for the first six months due to increased usage of the Company's credit facility to finance higher inventories and receivables. This increase was partially offset by foreign currency transaction gains of $37,000 for the quarter and $112,000 for the first six months compared to foreign currency transaction losses of $94,000 and $114,000 in the same periods of 1993.

         Income tax expense fluctuates as a result of a change in the mix of the income (loss) in the countries in which the Company conducts its business. In addition, the company has unrecognized deferred tax assets, including net operating loss carryforwards, available in both the United States and United Kingdom to offset income. See discussion of income taxes in Note 4 to the consolidated financial statements.

Financial Condition

         The company's credit facility provides up to $40,000,000 of credit through November 3, 1995. Farah U.S.A., Farah U.K. and Value Slacks are parties to this facility. Availability under the facility is determined by formulas derived from accounts receivable, inventory and fixed assets. As of May 6, 1994, usage under the facility was $11,304,000 and available credit was $28,696,000. Usage under the facility was reduced in April 1994 as a result of proceeds from the sale of common stock. In the second quarter of 1994 the Company received approximately $27,200,000 from the sale of 1,790,000 shares of its common stock at a price of $16.375.

         Net cash used in operating activities was $10.9 million in the second quarter of fiscal 1994. The primary use of cash in operations was to fund the increase in inventories and receivables resulting from the increase in the Company's sales. The Company believes that its borrowing availability from its credit facility and cash from operations will be adequate for fiscal 1994 anticipated liquidity requirements.

     Inventories increased by $11,322,000 at May 6, 1994 compared to November 5, 1993. The increase is primarily attributable to increased finished goods inventory levels to meet higher sales at Farah U.S.A. and, to a lesser extent, an increase in Farah U.S.A. finished goods inventories needed to satisfy customers' quick response needs. Trade payables decreased by $2,472,000 compared to November 5, 1993 due to lower Farah U.S.A. raw material inventories. Short-term debt and current maturities of long-term decreased by $18,682,000 from November 5, 1993 to May 6, 1994. The decrease was due to the receipt of proceeds from the sale of common stock in the second quarter of 1994, partially offset by borrowings to finance the higher inventories and receivables discussed above.

         Capital expenditures through May 6, 1994 approximated $2,481,000 and were primarily for manufacturing equipment and information systems. The Company anticipates that capital expenditures will be higher in the second half of the year as manufacturing facilities are expanded and other capital expenditures are incurred to meet expected sales increases over 1993.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On March 8, 1994, the Annual Meeting of Shareholders of Farah Incorporated was held.

         (b)     N/A

         (c) Matters, other than procedural ones, voted upon were as follows:

                 (1) Approval to add 350,000 shares to the 1991 stock option plan.

                                                        % of
                                    Shares           Outstanding
                                    -------          -----------
                  For              7,009,391            86.79
                  Against            561,661             6.95
                  Abstain             45,580              .56
                  Non Votes              N/A             5.70

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

                                                   FARAH INCORPORATED



Date:    June 17, 1994                             /s/ JAMES C. SWAIM
                                                   James C. Swaim
                                                   Executive Vice President
                                                   Chief Financial Officer

                      FARAH INCORPORATED AND SUBSIDIARIES

                          FORM 10-Q INDEX TO EXHIBITS

                                  MAY 6, 1994




  Number                           Description                                        Page
  ------                           -----------                                        ----
Exhibit 11        Statement regarding computation of net income per share.            12