Form 10-Q
period 1994-08-05
FARAH INC
filed 1994-09-14
CIK 34501

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
   Mark One

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter Ended August 5, 1994

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

         As of September 2, 1994 there were outstanding 10,045,038 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

        Item 1.  Financial Statements.

                      FARAH INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          Quarter and Nine Months Ended August 5, 1994 and August 6, 1993
                                  (Unaudited)

                                            Quarter Ended
                                        August 5,      August 6,
                                          1994           1993
                             (Thousands of dollars, except per share data)

Net sales                                $61,169         43,773
Cost of sales                             42,690         32,264
       Gross profit                       18,479         11,509

Selling, general and
  administrative expenses                 14,553         12,483
Factory conversion expense                     -          4,000

       Operating income (loss)             3,926         (4,974)

Other income (expense):
       Interest expense                     (414)          (571)
       Interest income                       179            178
       Foreign currency
         transaction gains (losses)          147            (42)
       Other, net                             24            248
                                             (64)          (187)
       Income (loss) before provision
          for income taxes                 3,862         (5,161)

Provision for income taxes:
       Current                             1,558             18
       Deferred                           (1,428)             -
                                             130             18

Net income (loss)                          3,732         (5,179)

Retained earnings:
      Beginning                            9,237          5,457
      Ending                             $12,969            278

Net income (loss) per share                $0.37          (0.65)

Weighted average shares of common
stock (all periods) and common stock
equivalents (income periods only)
outstanding                           10,191,141      7,939,768

- - ----TABLE CONTINUED---

                      FARAH INCORPORATED AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        Quarter and Nine Months Ended August 5, 1994 and August 6, 1993
                                   (Unaudited)

                                          Nine Months Ended
                                       August 5,      August 6,
                                         1994           1993


Net sales                                178,609        120,837
Cost of sales                            125,278         86,671
       Gross profit                       53,331         34,166

Selling, general and
  administrative expenses                 42,570         32,511
Factory conversion expense                     -          4,000

       Operating income (loss)            10,761         (2,345)

Other income (expense):
       Interest expense                   (1,956)        (1,439)
       Interest income                       538            546
       Foreign currency
         transaction gains (losses)          259           (156)
       Other, net                            103            224
                                          (1,056)          (825)
       Income (loss) before provision
          for income taxes                 9,705         (3,170)

Provision for income taxes:
       Current                             2,685            116
       Deferred                           (2,253)             -
                                             432            116

Net income (loss)                          9,273         (3,286)

Retained earnings:
      Beginning                            3,696          3,564
      Ending                              12,969            278

Net income (loss) per share                 1.03          (0.43)

Weighted average shares of common
stock (all periods) and common stock
equivalents (income periods only)
outstanding                             9,032,579      7,591,230

                            FARAH INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    AUGUST 5, 1994 AND NOVEMBER 5, 1993
                                 (Unaudited)

                                        August 5,       November 5,
                                          1994              1993
                                          (Thousands of dollars)
ASSETS
Current assets:
     Cash                                  $1,982           2,007
     Trade receivables, net                33,969          32,458
     Inventories:
          Raw materials                    10,416          10,628
          Work in process                  17,525          15,706
          Finished goods                   44,974          27,838
                                           72,915          54,172
     Other current assets                   8,018           5,482
                 Total current assets     116,884          94,119

Notes receivable                            6,057           6,267
Property, plant and equipment, net         17,983          14,426
Other non-current assets                    5,592           4,079
                                         $146,516         118,891
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt                      $14,085          25,680
     Current installments of
       long-term debt                         725           4,509
     Trade payables                        18,118          20,324
     Other current liabilities             14,844          10,833
                  Total current
                      liabilities          47,772          61,346

Long-term debt, excluding
  current installments                      4,480           1,179
Other non-current liabilities               3,383           3,627

Deferred gain on sale of building           7,790           9,314

Shareholders' equity:
     Common stock, no par value,
       authorized 20,000,000 shares;
       issued 10,064,538 in 1994 and
       8,007,900 in 1993                   46,017          44,369
     Additional paid-in capital            27,988               -
     Cumulative foreign currency
          translation adjustment           (1,724)         (2,481)
     Minimum pension liability
          adjustment                       (2,050)         (2,050)
     Retained earnings                     12,969           3,696
                                           83,200          43,534

     Less: Treasury stock, 36,275
           shares in 1994 and 1993,
           at cost                            109             109

                     Total shareholders'
                        equity              83,091          43,425

                                          $146,516         118,891

                       FARAH INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended August 5, 1994 and August 6, 1993
                                    (Unaudited)

                                             August 5,        August 6,
                                              1994              1993
                                              (Thousands of Dollars)
     Cash flows from (used in) operating
         activities:
       Net income (loss)                     $  9,273        (3,286)
       Adjustments to reconcile net
         income (loss) to net cash from
         (used in) operating activities:
              Depreciation and amortization     2,861          1,791
              Amortization of deferred gain
                 on building sale              (1,524)        (1,524)
              Deferred income taxes            (2,253)             -
          (Increase) decrease in:
              Trade receivables                (1,511)        (1,485)
              Inventories                     (18,743)        (8,204)
              Other current assets             (1,815)        (1,873)
          Increase (decrease) in:
              Trade payables                   (2,206)        (1,932)
              Income taxes payable              1,761           (778)
              Other current liabilities         2,135            745

                 Net cash used in operating
                       activities             (12,022)       (16,546)

     Cash flows used in investing activities:
        Purchases of property, plant and
          equipment                            (3,957)        (4,047)

     Cash flows from financing activities:
        Net change in revolving credit
           facilities                         (11,927)        15,709
        Repayment of long-term debt            (4,911)          (513)
        Proceeds from issuance of debt          2,640            186
        Receipts from sales of treasury
           and common stock                    29,635          5,881
        Other                                    (241)           507

                  Net cash from financing
                       activities              15,196         21,770

     Foreign currency translation
            adjustment                             758           (412)

     Net increase (decrease) in cash flow          (25)           765

     Cash, beginning of year                     2,007          1,634

     Cash, end of quarter                     $  1,982          2,399

     Supplemental cash flow disclosures:
         Interest paid                        $  2,023          2,895
         Income taxes paid                         395            915
         Assets acquired through direct
             financing or capital leases         2,120            292

                          FARAH INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


         3. The income tax provision for the nine months ended August 5, 1994, in accordance with the interim financial reporting guidelines of generally accepted accounting principles, has been provided based upon the Company's 1994 estimated annual effective tax rate. The estimated annual rate is lower than the statutory tax rate of 34% due to the recognition of previously unrecognized deferred tax assets, resulting from the use of net operating loss carryforwards and differences in the timing of recognition for tax purposes of deferred gains and other accrued expenses. In addition, due to the Company's positive earnings trend, the valuation allowance related to deferred tax assets recognized in accordance with Statement of Financial Standards No. 109 was reduced for the first nine months resulting in a deferred tax benefit of $2,253,000.

         4. In the second quarter of 1994 the Company completed the offering of 2,990,000 shares of its common stock at a price of $16.375 per share. Of the total shares offered, 1,790,000 shares were sold by the Company with the remaining 1,200,000 shares sold by Marciano Investments, Inc. Net proceeds from the sales by the Company were approximately $27,200,000. Substantially all of the proceeds from the equity sale were allocated to Additional Paid-in Capital.

                             FARAH INCORPORATED AND SUBSIDIARIES

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         Sales for the third quarter and first nine months of fiscal 1994 increased by $17,396,000 (39.7%) and $57,772,000 (47.8%), respectively, over the same periods of 1993. Sales were up at all divisions, with the largest increase at Farah U.S.A.

         Farah U.S.A. sales for the third quarter of 1994 were $49,299,000 compared to $34,207,000 for the third quarter of 1993, a 44% increase. For the first nine months sales were $143,578,000 compared to $91,613,000 in 1993, a 57% increase. The average price per unit was up approximately 1% in the third quarter of 1994 compared to 1993 and was up approximately 2% for the first nine months of 1994 compared to 1993. Unit sales increased by 43% for the quarter and 53% for the first nine months. Savane products, which are primarily no wrinkles casual slacks, showed the largest percentage increase in sales. Sales of Savane products represented 66% of total sales for the third quarter of 1994 compared to 48%
         in the third quarter of 1993. In the first nine months of 1994 Savane sales were 60% of total sales compared to 40% in the same period of 1993.

         Farah International sales in the third quarter of 1994 were $7,729,000 compared to $5,665,000 in 1993, a 36% increase. For the first nine months, sales were $23,406,000 compared to $19,050,000 in 1993, a 19% increase. In the third quarter unit sales increased
         25% and the average price per unit increased 9% compared to 1993.
         In the first nine months units sales were up 17% compared to 1993 and the average price per unit increased 5%. Sales increased significantly in the third quarter of 1994 compared to 1993 in both the United Kingdom and Australia. Sales in the United Kingdom, which represented 68% of total international sales, were up 32% while sales in Australia, which represented 23% of total international sales, were up 52%. These increases were due to improved economic conditions in the United Kingdom, an improved product line and the introduction of no wrinkles products in these countries.

         Value Slacks sales were $4,141,000 in the third quarter of 1994 compared to $3,901,000 in the third quarter of 1993, a 6%
         increase. For the first nine months, sales were $11,625,000 compared to $10,174,000 in 1993, a 14% increase. Sales in the U.S. stores increased by 29% in the third quarter of 1994 compared to 1993, while sales in the Puerto Rican stores decreased by 28% in the same period. For the nine months, U.S. store sales increased by 37% while Puerto Rican store sales decreased by 17%. There were 8 Puerto Rican stores operating at the end of the third quarter of 1994 compared to 12 in 1993 and 24 U.S. stores in operation compared to 17 in 1993.

         Gross profit increased by $6,970,000 (61%) in the third quarter of 1994 compared to 1993 and increased by $19,165,000 (56%) for the first nine months. Gross profit as a percent of sales was up for the quarter and first nine months at all divisions.


         At Farah U.S.A., gross profit as a percent of sales increased from 24% in the third quarter of 1993 to 28% in 1994 and increased from 26% in the first nine months of 1993 to 27% in 1994. Increased production output through Farah owned plants resulted in lower per unit costs. Lower duties in Mexico as a result of the North American Free Trade Agreement (NAFTA) also favorably impacted margins for the period. At Farah International, gross profit as a percent of sales increased from 31% in the third quarter of 1993 to 35% in the third quarter of 1994. For the first nine months margins increased from 34% in 1993 to 36% in 1994. Production levels in Ireland were up 20% in the third quarter and first nine months of 1994 compared to the same periods in 1993 which resulted in lower per unit costs. This, combined with higher average selling prices in the U.K., resulted in overall higher margins. Gross profit as a percent of sales at Value Slacks was 50% and 48% for the third quarter and first nine months of 1994 compared to 43% and 41% in the same periods of 1993. The increased gross profit was related to the higher percentage of U.S. store sales, which carry a higher margin, combined with higher margins realized on certain Savane products.

         Selling, general and administrative expenses ("SG&A") as a percent of sales decreased from 29% in the third quarter of 1993 to 24% in the third quarter of 1994. For the nine month period SG&A as a percent of sales decreased from 27% in 1993 to 24% in 1994. At
         Farah U.S.A., SG&A decreased from 25% in the third quarter of 1993 to 20% in 1994 and from 23% to 21% for the first nine months. The decrease at Farah U.S.A. was attributable to lower advertising expenses in the third quarter as a result of a change in the timing of certain magazine and television campaigns and lower other advertising expenses as a percent of sales. There was also lower sales compensation as a percent of sales and lower freight costs due to a change in the Company's freight policies. At Farah International, SG&A as a percent of sales decreased from 39% in the third quarter of 1993 to 36% in the third quarter of 1994 and from 34% in the first nine months of 1993 to 32% in the same period of 1994. The decrease was mainly attributable to fixed costs that did not increase in relation to the increased sales levels. At
         Value Slacks, SG&A as a percent of sales increased from 42% in the third quarter of 1993 to 47% in 1994 and from 44% in the first nine months of 1993 to 48% in 1994. The increase for the quarter resulted from higher travel and other related costs related to the opening and closing of several stores. In addition advertising expenses were higher for the quarter. The opening and closing of several stores in the first nine months contributed to a higher SG&A percentage year to date.

         Other expense, net, decreased by $123,000 in the third quarter of 1994 compared to 1993. In the first nine months Other expense increased by $231,000. Interest expense was lower in the third quarter of 1994 due to lower usage of the Company's credit facility. This combined with foreign currency transaction gains in the United Kingdom, Australia and New Zealand resulted in overall lower net expense for the quarter. In the first nine months interest expense was higher in 1994 than in 1993 due to higher average borrowings in the first half of the year. This expense was partially offset by foreign currency transaction gains of $259,000 in 1994 compared to a loss of $156,000 in 1993.

         Income tax expense fluctuates as a result of a change in the mix of the income (loss) in the countries in which the Company conducts its business. In addition, the company has unrecognized deferred tax assets, including net operating loss carryforwards, available in both the United States and United Kingdom to offset income. See discussion of income taxes in Note 3 to the condensed consolidated financial statements.

         Financial Condition


         The company's credit facility provides up to $40,000,000 of credit through November 3, 1995. Farah U.S.A., Farah U.K. and Value
         Slacks are parties to this facility. Availability under the facility is determined by formulas derived from accounts receivable, inventory and fixed assets. As of August 5, 1994, usage under the facility was $14,523,000 and available credit was $25,477,000.

         Net cash used in operating activities was approximately $12 million in the third quarter of fiscal 1994. The primary use of cash in operations was to fund the increase in inventories and receivables resulting from the increase in the Company's sales. The Company believes that its borrowing availability from its credit facility and cash from operations will be adequate for fiscal 1994 anticipated liquidity requirements.

         Inventories increased by $18,743,000 at August 5, 1994 compared to November 5, 1993. The increase is primarily attributable to increased finished goods inventory levels to meet higher sales and customer quick response needs and higher piece goods and finished goods inventories at Farah International. In addition, trade receivables increased by $1,511,000 due to higher sales levels. Trade payables decreased by $2,206,000 compared to November 5, 1993 due to lower Farah U.S.A. raw material inventories. Short-term debt and current maturities of long-term debt decreased by $15,379,000 from November 5, 1993 to August 5, 1994. The decrease was due to the receipt of proceeds from the sale of common stock in the second quarter of 1994, partially offset by borrowings to finance the higher inventories and receivables discussed above.

         Capital expenditures through August 5, 1994 approximated $6,077,000. The Company anticipates that capital expenditures will be higher in the remainder of the year as manufacturing facilities are added and expanded to meet expected demand. As of August 5, 1994 the Company had commitments for future capital expenditures of approximately $4,300,000.

         FARAH INCORPORATED AND SUBSIDIARIES

         PART II.  OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.


         Exhibit 10.51          Amended and Restated Employment
                                Agreement dated June 30, 1994.

         Exhibit 10.52          Amended and Restated Employment
                                Agreement dated August 2, 1994.

         Exhibit 10.53          Amendment No. 12 dated July 14,
                                1994 to Accounts Financing
                                Agreement dated August 2, 1990
                                Between Congress Financial
                                Corporation (Southwest) and
                                Farah U.S.A., Inc.

         Exhibit 11             Statement regarding computation
                                of net income (loss) per share.

         Exhibit 27             Financial Data Schedule


         (b)  Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.




         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         FARAH INCORPORATED

         Date:  September 14, 1994.

         s/b/ James C. Swaim
         James C. Swaim
         Executive Vice President
         Chief Financial Officer

                        FARAH INCORPORATED AND SUBSIDIARIES

                            FORM 10-Q INDEX TO EXHIBITS

                                  August 5, 1994



         Number                    Description                     Page


         Exhibit 10.51         Amended and Restated Employment      11
                               Agreement dated June 30, 1994.

         Exhibit 10.52         Amended and Restated Employment      20
                               Agreement dated August 2, 1994.

         Exhibit 10.53         Amendment No. 12 dated July 14,      27
                               1994 to Accounts Financing
                               Agreement dated August 2, 1990
                               Between Congress Financial
                               Corporation (Southwest) and
                               Farah U.S.A., Inc.

         Exhibit 11            Statement regarding computation      33
                               of net income (loss) per share.

         Exhibit 27            Financial Data Schedule              34