Form 10-K
period 1994-11-04
FARAH INC
filed 1995-01-31
CIK 34501

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
MARK ONE
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  /X/          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED NOVEMBER 4, 1994
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-5400
                               FARAH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                           74-1061146
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

   8889 GATEWAY WEST, EL PASO, TEXAS                           79925-6584
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code:   (915) 593-4444

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
   Title of each class                                   on which registered
   -------------------                                   -------------------
COMMON STOCK, NO PAR VALUE                             NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                    8.5% CONVERTIBLE SUBORDINATED DEBENTURE
                              DUE FEBRUARY 1, 2004

                          Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----      -----

                          Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          As of January 13, 1995 there were outstanding
10,117,534 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on January 13, 1995) was $80,216,763.

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE INDICATED PART OR PARTS OF THIS REPORT:

      ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 4, 1994

               - PARTS I AND II (ATTACHED AS EXHIBIT 13 HERETO).

              PROXY STATEMENT DATED JANUARY 31,  1995 - PART III.

                  THE EXHIBIT INDEX IS ON PAGE 16 OF FORM 10-K

ITEM 1.  BUSINESS

GENERAL

         The Company, founded in 1920, is a leading manufacturer and marketer of apparel for men and boys. The Company was incorporated in Texas in 1947 as Farah Manufacturing Company, Inc. The name of the Company was changed to Farah Incorporated in 1987.

         The Company is organized as three distinct operating divisions: Farah U.S.A., Farah International and Value Slacks. Farah U.S.A. (79% of consolidated revenue for fiscal 1994) manufactures and sells a variety of casual and dress apparel to retailers throughout the United States. Farah International (15% of consolidated revenue for fiscal 1994) manufactures and sells apparel in several countries in Europe, Australia and Asia. Farah International's primary markets are the United Kingdom, Australia and New Zealand. Value Slacks (6% of consolidated revenue for fiscal 1994) operates retail stores which sell apparel manufactured by the Company for these stores, close-outs and seconds from Farah U.S.A., and a limited amount of merchandise purchased from third parties. As of November 4, 1994, Value Slacks had 33 retail stores, 26 in the United States and 7 in Puerto Rico.

PRODUCTS

         The Company manufactures high quality, medium priced apparel for men and boys. The Company's products include casual slacks, dress slacks, suit separates (matching pants and sportcoats which may be mixed and matched to accommodate retail customer size preferences), sportcoats and shorts. The Company's products are sold under four primary labels: Savane(R), Farah Clothing Company(R), Farah(R) and John Henry(R). In addition the Company manufactures and sells private label products for certain customers.

         The Company's apparel products are manufactured with an array of fabrics that emphasize comfort, fit and performance. The Company is known for its use of "performance fabrics" that maintain a fresh, neat appearance. The Company's product lines primarily use 100% cotton fiber and blended fabrics (cotton/polyester or wool/polyester). Most of the Company's Savane products are offered with PROCESS 2000(R). PROCESS 2000 is the Company's trademark, first introduced by the Company in late fiscal 1989, which is used to describe the wrinkle resistant features of the Savane garments. PROCESS 2000 fabrics are soft, wrinkle and shrink resistant and behave like "permanent press." The Company has also recently introduced products under the Farah/Farah Clothing Company and John Henry labels using wrinkle resistant technologies.

         Additional information with respect to the Company's significant labels is as follows:

         Savane -- This label is used primarily for casual slacks and shorts that are made from 100% cotton fabrics and are treated with PROCESS 2000. The Savane product line is targeted to the growing men's casual wear segment. The Savane product line is sold primarily to better department stores. The Company has positioned the Savane product as a high quality garment using better fabrics and finer workmanship. In addition to men's slacks, the Company offers slacks for boys and shorts under the Savane label.

         Farah/Farah Clothing Company -- These labels are used primarily for dress slacks and suit separates made from blended fibers. The Company has introduced a line of casual slacks with these labels which are made from 100% cotton. Some casual slacks with these labels are fabricated using a wrinkle resistant technology. Farah/Farah Clothing Company are the Company's primary dress labels sold to department stores and national chains.

         John Henry -- This label is used for higher fashion dress slacks and suit separates produced from blended fabrics. The John Henry line is sold to better department stores and certain of the products use a wrinkle resistant technology.

FARAH U.S.A.

         General. Farah U.S.A. produces and sells a variety of casual and dress clothing lines to retailers throughout the United States. Substantially all of Farah U.S.A.'s apparel is produced at Farah U.S.A. factories in Mexico or Costa Rica or by third party contractors. Farah U.S.A.'s products are directed to the men's and boy's segments of the apparel industry, with approximately 75% of branded sales in fiscal 1994 in the men's segment. Farah U.S.A. also offers its products to the young men's segment of the apparel industry, but this area has not traditionally been an area of high volume because of the fashion orientation in this segment of the industry. The Savane casual products have recently gained acceptance among retailers in the boy's segment of the apparel industry. In fiscal 1992, Farah U.S.A. established a private label division to manufacture and sell private label products for certain customers.

         The following table shows the sales (in thousands) of Farah U.S.A. products by label for the periods indicated:

                                                             Fiscal Year
                                    -----------------------------------------------------------
                                         1994            1993           1992           1991
                                    -------------     -----------   ------------    -----------
Savane                              $    114,395      $   60,387    $    17,230     $    5,526
Farah/Farah Clothing Company              47,239          52,949         64,239         68,383
John Henry                                14,381          14,739         18,300         18,590
Private label and other                   15,391           8,692          2,212          1,994
                                    ------------      ----------    -----------     ----------
          Total Farah U.S.A.        $    191,406      $  136,767    $   101,981     $   94,493
                                    ============      ==========    ===========     ==========

         Manufacturing, Sourcing and Distribution. The men's apparel industry in the United States has two primary selling seasons. The Spring selling season extends from December to April, and the Fall selling season extends from May to November. Farah U.S.A.'s operations follow this seasonal pattern. The various steps in the manufacturing cycle are timed so that Farah U.S.A. begins to manufacture products for a given season two to three months before the retail season officially begins.

         Farah U.S.A. purchases its fabric and trim requirements, such as pocketing, linings, belts, buttons, zippers and thread, from several domestic and foreign sources. No single supplier of raw materials is critical to Farah U.S.A.'s long-term production needs. Although the Company believes that alternative sources of supply exist in the event Farah U.S.A. needs to seek additional or replacement suppliers, short-term disruptions could occur in the event certain suppliers cease to serve as sources of supply. The order lead time for fabrics is approximately two to six months. Payment terms are generally 60 days. All fabrics are delivered to one of the Company's facilities in El Paso, Texas. Quality control procedures are in place to test for flaws, coloring, stretch, shrinkage and other characteristics.

         Farah U.S.A. utilizes one of the Company's facilities in El Paso to store and cut fabrics. Cut fabrics are then inspected, batched and packed for shipment to one of Farah U.S.A.'s offshore manufacturing plants or to third party contractors. Farah U.S.A. uses company-owned factories in Mexico and Costa Rica or third party contractors to sew and finish substantially all of its products. In fiscal 1994 approximately 58% of Farah U.S.A.'s total production was manufactured in its own factories, with the balance manufactured by independent contractors. Farah U.S.A. performs most sewing and finishing offshore in order to keep production costs low; however, the finishing of garments sewn by third party contractors is conducted either in its El Paso facility or one of its offshore facilities. The offshore plants pack the finished garments and ship them back to El Paso for distribution to Farah U.S.A. customers.

         Orders from retailers are filled from inventory at the Company's facility in El Paso. Shipments to retailers are sent directly to certain of the retailers' stores or to independent distribution centers. Certain retailers pick up their goods at the El Paso facility.

         Marketing and Sales. Retailers are requiring increased quality of service from their suppliers and greater flexibility in managing their inventories as the retailers frequently change orders based upon updated consumer demand patterns. Many of Farah U.S.A.'s major customers participate in an inventory replenishment program referred to as "Quick Response." "Quick Response" has evolved in the apparel industry to assist retailers in minimizing their inventories by requiring the apparel manufacturers to maintain enough finished goods inventory on hand to meet the retailer's demand on short notice. Most "Quick Response" orders are shipped within 72 hours of receipt of the order from the retailer. The Company has implemented an electronic data interchange ("EDI") system with selected large retailers in order to respond to their demands to provide better service and facilitate the "Quick Response" program. EDI systems allow retailers to electronically transmit orders for certain items on a frequent basis, typically weekly. Some retailers also transmit detailed sales data from their store locations. The Company uses the sales data to anticipate demand from the retailers, update sales forecasts and plan and monitor production and inventory levels.

         The Company also has developed a computer system which was first implemented in fiscal 1990 as part of a company-wide program to increase quality and customer service. The system runs on laptop computers that the Farah U.S.A. sales force carries with them as they contact retailers. This system maintains timely, accurate data on style numbers, prices and size charts (size charts describe the distribution of sizes that a retailer typically sells). The system also provides up-to-date, easily accessible data on inventories, customer orders and production backlogs. With the system, the sales force can execute orders more efficiently and assist the retailer in attaining higher margins by reducing inventory imbalances.

         Farah U.S.A. has five regional corporate account executives who are
directly responsible for certain major retail accounts.   Farah U.S.A. employs
a field sales force of approximately 37 salespersons who each report to one of the corporate account executives and are responsible for the primary relationship with smaller retailers.

         In addition, Farah U.S.A. employs merchandise coordinators who visit retail store accounts and provide services, such as training and education of in-store sales personnel about the Savane products; straightening slacks and ensuring that displays are neat and orderly; responding to customer questions and comments; and ensuring that the stores are satisfied with their level of service. These individuals report to members of the sales force.

         Advertising. Farah U.S.A.'s advertising program is comprised of national media advertising and participation in cooperative advertising programs with retailers. In fiscal 1993 and 1994, Farah U.S.A. ran national television advertising campaigns for the Savane product line. These advertisements ran on major networks and cable television. In cooperative advertising programs, the Company and individual retailers combine their efforts and share the costs of local television, radio and newspaper advertisements and in-store advertising and promotional events featuring the Company's branded products. Farah U.S.A. has used in-store marketing techniques, such as providing retailers with attractive tables for the display of Savane pants.

         Competition. The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and a wide variety of retailing methods. The principal elements of competition in the apparel industry include style, quality, price, comfort, brand loyalty, customer service and advertising. Competition has been exacerbated by the recent consolidations and closing of major department store groups. The men's slacks segment of the men's apparel industry is characterized by a large number of participants. The Company believes its largest competitors in the United States are Levi Strauss & Co. and Haggar Corp.

         The men's casual wear market for slacks began to experience significant growth in the mid-1980's with the introduction from Levi's of its Dockers(R) casual products. Levi's has recently introduced a Dockers labeled wrinkle resistant product and has devoted substantial financial resources to develop and market this new product.

FARAH INTERNATIONAL

         Farah International sells apparel in several countries in Europe, Australia and Asia. The primary markets for Farah International are the United Kingdom, Australia and New Zealand. Farah International produces most of its products in two locations, and third party contractors produce the remainder. Wholly-owned plants in Ireland supply the United Kingdom market, and two factories in Fiji operated by a 50% joint venture supply the markets in Australia and New Zealand. Approximately 85% of 1994 production was sourced from the Company-owned manufacturing facilities. The Company products are sold internationally primarily under the Farah and Savane labels.

         The United Kingdom is Farah International's principal market and in fiscal 1994 accounted for approximately 64% of its sales. Distribution channels in the United Kingdom are significantly different from those in the United States in that retailers carry more private label brands than branded products. Farah International's primary distribution channels in the United Kingdom are large retail outlets and independent menswear stores.

         Farah International products primarily include dress and casual slacks, and shirts and sweaters manufactured by third parties. Farah International's products are designed for the specific styles and tastes of the markets in which they are sold and differ from Farah U.S.A. apparel. During fiscal 1994 the majority of Farah International's products were made from polyester fabrics or blended fabrics with a high polyester content, as opposed to natural fibers which are more popular in the United States.

         Farah Australia and Farah New Zealand accounted for approximately 33% of Farah International's sales in fiscal 1994. Farah New Zealand was opened in fiscal 1990 under the same management as Farah Australia.

         For information regarding the sales, operating profits and assets of the Company in each of the geographic segments in which the Company operates, see Note 10 of Notes to Consolidated Financial Statements.

VALUE SLACKS

         Value Slacks stores offer Farah U.S.A.'s seconds, irregulars and excess merchandise, combined with some merchandise manufactured specifically for Value Slacks. Value Slacks began with one outlet store in downtown El Paso in 1968 and has added locations as the Company's production has grown. Value Slacks operated 33 retail outlet stores as of November 4, 1994, 26 of which were located in the United States and 7 in Puerto Rico. The stores are generally 2,000 to 5,000 square feet and are located in suburban outlet malls or strip centers.

         As the factory outlet store concept has gained acceptance in the United States, Value Slacks has de-emphasized operations in Puerto Rico and expanded in the United States. During fiscal 1992 through fiscal 1994, the Company closed an aggregate of nine stores in Puerto Rico and opened an aggregate of twelve stores in the United States.

CUSTOMERS

         The Company's primary customers are department stores. The Company's ten largest customers accounted for approximately 54% of the Company's consolidated revenues during fiscal 1994. In fiscal 1994, no one customer accounted for more than 10% of consolidated revenues.

TECHNOLOGY AND TRADEMARKS

         The Company and several of its competitors use wrinkle resistant technologies in the manufacturing of men's slacks. Management believes there are two primary types of wrinkle resistant technologies which are used in the manufacturing process. In the post-cured process, fabrics are treated by the mills with a wrinkle resistant finish. The fabrics are sewn into garments, pressed and then cured in ovens. The other method is the wet process which involves the application of the wrinkle resistant finish after the sewing process. Sewn garments are placed in washers or submerged in tanks that contain wrinkle resistant resins. The garments are then dried, pressed and cured in ovens. Both technologies, together with other technologies, are available to the Company's competitors.

         The Company uses both methods of wrinkle resistant technologies. The Company uses its wet process on 100% cotton Savane products. The Company uses the post-cured method primarily on Farah/Farah Clothing Company labeled products.

         The post-cured method limits a manufacturer to the fabrics and finishes which are offered by the mills. Because the Company is not dependent on the limited number of wrinkle resistant fabrics currently offered by the mills, the Company believes it manufactures its wrinkle resistant Savane products in a wider range of colors, fabrics and finishes. The Company also believes that the wet processed garments retain their wrinkle resistant features longer than garments treated with the post-cured process.

         The Company owns many U.S. and foreign trademark registrations, including Savane, PROCESS 2000, Farah and Farah Clothing Company, and has several other trademark applications pending in the United States and foreign countries. The John Henry trademark is licensed from Zodiac International Trading Corporation, an affiliate of Salant Corporation. The John Henry license is renewable by the Company through 2038.

BACKLOG

         A Substantial portion of the Company's sales is based on "Quick Response" orders. See "Business -- Farah U.S.A. -- Marketing and Sales." Accordingly, the Company does not consider customers orders to be backlog or necessarily indicative of future sales.

SEASONALITY

         The Company's products are primarily marketed for the Spring and Fall retail selling seasons each year, with interim lines introduced periodically to complement the two primary selling seasons. Sales volume for the first quarter is generally the lowest of the year while the fourth quarter is the highest. Farah U.S.A. closes some of its factories in the first quarter for approximately two weeks at Christmas time. However, with the Company's introduction of more year-round basic products, the seasonality has been diminished somewhat.

REGULATION

         Substantially all of the Company's total production is manufactured abroad, either in its foreign factories or through arrangements with independent foreign contractors. As a result, the Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's facilities or contractors are located, the imposition of additional regulations relating to imports or duties, taxes and other charges on imports, any significant fluctuation of the value of the dollar against foreign currencies and restrictions on the transfer of funds. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and certain foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. However, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in other countries with available quotas or to domestic factories. The Company's apparel products that are imported from its factories in Mexico and Costa Rica are eligible for certain duty-advantaged programs historically known as "807 Programs."

EMPLOYEES

         As of November 4, 1994, the Company had approximately 6,000 employees. As of that date, Farah U.S.A., Farah International and Value Slacks had approximately 5,250, 500 and 200 employees, respectively. Of these employees, approximately 400 were either salaried or paid based on sales commissions earned and the remainder were paid on an hourly basis or on the basis of production. Approximately 200 of Farah U.S.A.'s United States employees are members of the Amalgamated Clothing and Textile Union and approximately 1,650 of its employees are members of various unions in Mexico. The collective bargaining agreement with the Company's United States employees expires in February 1995. The collective bargaining agreements for the Company's employees in Mexico expire in December 1995 and January 1996. The Company considers its relations with its employees to be good.

ENVIRONMENTAL REGULATIONS

         Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material effect on the business, capital expenditures, earnings or competitive position of the Company.

FINANCIAL INSTRUMENT DERIVATIVES.

         The Company does not utilize financial instrument derivatives.

ITEM 2.  PROPERTIES

         The Company's principal executive offices and United States distribution facility are located in El Paso, Texas. The Company considers both its domestic and international facilities to be suitable, adequate and with sufficient productive capacity for current operations.

         The following table reflects the general location, use and approximate size of the Company's significant real properties currently in use or under construction:


                                                                                               Approximate          Owned/
                            Location                                Use                       Square Footage       Leased (1)
                            --------                                ---                       --------------     ------------
                 El Paso, Texas                     Garment manufacturing plant                      116,000     Owned (2)
                 Chihuahua, Mexico                  Garment manufacturing plant                       54,000     Owned
                 San Jose, Costa Rica               Two garment manufacturing plants                 168,000     Owned
                 Cartoga, Costa Rica                Garment manufacturing plant                       52,000     Owned
                 Galway & Kiltimagh, Ireland        Two garment manufacturing plants                  59,000     Owned
                 El Paso, Texas                     Garment manufacturing plant,                   1,033,000     Leased (3)
                                                    warehouse and office facility
                 El Paso, Texas                     Garment manufacturing plant                      201,000     Leased
                 Piedras Negras, Mexico             Five garment manufacturing plants                183,000     Leased
                 Ballyhaunis, Ireland               Garment manufacturing plant                       24,000     Leased
                 Sydney, Australia                  Office/Warehouse                                  15,000     Leased
                 Suva, Fiji                         Two manufacturing plants                          35,000     Leased (4)
                                                    garment manufacturing
                 Witham, United Kingdom             Office/Warehouse                                  57,000     Leased
                 Auckland, New Zealand              Office/Warehouse                                   6,000     Leased
                 Retail locations in the United
                     States and Puerto Rico         33 Retail stores                                 118,000     Leased


(1) See Note 8 of Notes to Consolidated Financial Statements for a discussion of lease terms.

(2)      Underlying land is leased through February 2002.

(3) Originally owned by the Company and sold and leased back in 1988. Initial lease term is ten years ending in 1998. In fiscal 1992, approximately 45% of the Company's El Paso building was subleased to a third party for a term approximating six and a half years.

(4)      By a 50% joint venture.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in several legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, the aggregate of expected fees, expenses, possible settlements and liability will not have a material adverse effect on the financial performance of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The information required under this item is set forth under the caption "Common Stock" on page 28 of the Company's Annual Report to Shareholders for the fiscal year ended November 4, 1994 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required under this item is set forth under the caption "Selected Financial Data" on page 36 of the Company's Annual Report to Shareholders for the fiscal year ended November 4, 1994 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required under this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 to 35 of the Company's Annual Report to Shareholders for the fiscal year ended November 4, 1994 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of Farah Incorporated and Subsidiaries included in the Company's Annual Report to Shareholders for fiscal year ended November 4, 1994 on page 28 and 12 through 27 are incorporated herein by reference:

                 Quarterly Data (Unaudited) - Supplementary Data for
                         fiscal years 1994 and 1993
                 Consolidated Statements of Operations - Years ended
                         November 4, 1994, November 5, 1993 and November 6, 1992
                 Consolidated Balance Sheets - November 4, 1994 and November 5,
                         1993
                 Consolidated Statements of Shareholders' Equity - Years ended
                         November 4, 1994, November 5, 1993 and November 6,
                         1992
                 Consolidated Statements of Cash Flows - Years ended
                         November 4, 1994, November 5, 1993 and November 6, 1992
                 Notes to Consolidated Financial Statements - November 4, 1994,
                         November 5, 1993 and November 6, 1992
                 Report of Independent Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is set forth under the caption "Directors and Executive Officers" on pages 4 through 6, and "Performance of the Common Stock" and "Stock Option and Compensation Committee Report on Executive Compensation" on pages 12 through 14 of the Company's Proxy Statement dated January 31, 1995 prepared in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required under this item is set forth under the caption "Compensation of Executive Officers" on pages 7 through 10 of the Company's Proxy Statement prepared in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required under this item is set forth under the caption "Ownership of Common Stock" on pages 2 and 3 of the Company's Proxy Statement prepared in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is set forth under the captions "Certain Matters Involving Directors and Shareholders" and "Compensation of Directors" on pages 6 and 7 and 11 and 12, respectively, of the Company's Proxy Statement prepared in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The consolidated financial statements and notes together with the Report of Independent Public Accountants and Selected Financial Highlights as included in the Company's Annual Report to Shareholders for fiscal year ended November 4, 1994 filed with this Annual Report on Form 10-K are incorporated herein by reference (only the financial statements listed below, which are included in the Annual Report to Shareholders for the fiscal year ended November 4, 1994, are filed herewith and the remainder of the Annual Report to Shareholders for the fiscal year ended November 4, 1994 is furnished to the Commission for its information):

         Consolidated Statements of Operations - Years ended November 4, 1994,
                 November 5, 1993 and November 6, 1992
         Consolidated Balance Sheets - November 4, 1994 and November 5, 1993 Consolidated Statements of Shareholders' Equity - Years ended
                 November 4, 1994, November 5, 1993 and November 6, 1992 Consolidated Statements of Cash Flows - Years ended
                 November 4, 1994, November 5, 1993 and November 6, 1992
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants
         Quarterly Data (unaudited) - Supplementary Data for
                          fiscal years 1994 and 1993
         Selected Financial Data for fiscal years ended 1990 to 1994

         (b)     Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

         (c)     Exhibits.

       3         ARTICLES OF INCORPORATION AND BYLAWS.

     * 3.1 Restated Articles of Incorporation dated March 25, 1994 (filed as Exhibit 3.1 to Form S-3 as of March 25, 1994).

     * 3.2 Articles of Amendment to the Articles of Incorporation of Farah Incorporated dated March 26, 1993 (filed as Exhibit 3.2 to Form S-3 on March 25, 1994).

     * 3.3 Bylaws of Farah Incorporated Amended and Restated as of September 1, 1993 (filed as Exhibit 3.2 to Form 10-K as of November 5, 1993).

       4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

     * 4.1 Indenture, dated as of February 1, 1994 (filed as Exhibit 1 to Form 8-A as of February 1, 1994).

                 Pursuant to subsection (b)(4)(iii) of Item 601 of Regulation S-K, Registrant hereby agrees to furnish to the Commission upon request copies of other instruments defining rights of holders of long-term debt, none of which instruments authorizes indebtedness in an amount in excess of 10% on consolidated assets.

      10         MATERIAL CONTRACTS.

    * 10.1 Amended and Restated Employment Agreement dated June 30, 1994 (filed as Exhibit 10.51 to Form 10-Q dated August 5, 1994).

    * 10.2 Amended and Restated Employment Agreement dated August 2, 1994 (filed as Exhibit 10.52 to Form 10-Q dated August 5, 1994).

      10.3       Amended and Restated Employment Agreement dated August 25,
                 1994.

      10.4       Amended and Restated Employment Agreement dated August 25,
                 1994.

    * 10.5 Net Lease, dated as of May 16, 1988, between Farah U.S.A., Inc. and Far Pass Realty Associates, Ltd. (filed as Exhibit 5 to Form 8-K dated May 25, 1988).

    * 10.6 Guarantee of Lease by Farah Incorporated (filed as Exhibit 6 to Form 8-K dated May 25, 1988).

    * 10.7 Pledge Agreement by Farah U.S.A., Inc. to Far Pass Realty Associates, Ltd. (filed as Exhibit 7 to Form 8-K dated May 25,
                 1988).

    * 10.8 Amended and Restated Farah Manufacturing Company, Inc. 1986 Stock Option Plan, and Form of Stock Option Agreement (filed as Exhibit 4 (a) to the Company's Registration Statement on Form S-8, Registration No. 2-75949).

    * 10.9 Farah Manufacturing Company, Inc. Executive Stock Option Plan, as amended, and form of Stock Option Agreement (filed as Exhibit 10.29 to Form 10-K as of October 31, 1988).

    * 10.10 Amended and Restated Farah Manufacturing Company, Inc. 1981 Stock Option Plan, and form of Stock Option Agreement (filed as Exhibit 28.2 to the Company's Registration Statement on Form S-8, Registration No. 33-11930).

    * 10.11 Farah Incorporated 1988 Non-Employee Directors Stock Option Plan and form of Stock Option Agreement (filed as Exhibit
                 10.31 to Form 10-K as of October 31, 1988).

    * 10.12 Accounts Financing Agreement (Security Agreement), dated August 2, 1990 between Farah U.S.A., Inc. ("Farah U.S.A.") and Congress Financial Corporation (Southwest) ("Congress") (filed as Exhibit 10.53 to Form 10-Q as of July 31, 1990).

    * 10.13 Covenant Supplement to Accounts Financing Agreement (Security Agreement) dated August 2, 1990, between Farah U.S.A. and Congress (filed as Exhibit 10.54 to Form 10-Q as of July 31,
                 1990).

    * 10.14 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated August 2, 1990, between Farah U.S.A. and Congress (filed as Exhibit
                 10.56 to Form 10-Q as of July 31, 1990).

    * 10.15 Trade Financing Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated August 2, 1990, between Farah U.S.A. and Congress (filed as Exhibit 10.57 to Form 10-Q as of July 31, 1990).

    * 10.16 Form of Pledge and Security Agreement, dated August 2, 1990 (filed as Exhibit 10.58 to Form 10-K as of October 31, 1990).

    * 10.17 Collateral Assignment of License, dated August 2, 1990, by Farah U.S.A. in favor of Congress (filed as Exhibit 10.60 to Form 10-Q as of July 31, 1990).

    * 10.18 Estoppel and Consent Agreement, dated August 2, 1990 by Farah Incorporated ("Farah") (filed as Exhibit 10.61 to Form 10-Q as of July 31, 1990).

    * 10.19 Deed of Trust and Security Agreement, dated July 30, 1990, by Farah U.S.A. and Farah in favor of Congress (filed as Exhibit
                 10.63 to Form 10-Q as of July 31, 1990).

    * 10.20      Form of Guarantee and Waiver, dated August 2, 1990 (filed as
                 Exhibit 10.64 to Form 10-K as of October 31, 1990).

    * 10.21 Collateral Assignment of Agreements, dated August 2, 1990, by Farah in favor of Congress (filed as Exhibit 10.68 to Form 10-Q as of July 31, 1990).

    * 10.22 Collateral Assignment of Agreements, dated August 2, 1990, by Farah Manufacturing Company of New Mexico, Inc. in favor of Congress (filed as Exhibit 10.69 to Form 10-Q as of July 31,
                 1990).

    * 10.23 Subordination Agreement, dated August 2, 1990, by Farah U.S.A. and Farah (filed as Exhibit 10.70 to Form 10-Q as of July 31,
                 1990).

    * 10.24 Form of Pledge and Security Agreement, dated August 2, 1990 (filed as Exhibit 10.71 to Form 10-K as of October 31, 1990).

    * 10.25 Trademark Collateral Assignment and Security Agreement, dated August 2, 1990, by Farah in favor of Congress (filed as
                 Exhibit 10.75 to Form 10-Q as of July 31, 1990).

    * 10.26 Patent Collateral Assignment and Security Agreement, dated August 2, 1990, by Farah in favor of Congress (filed as
                 Exhibit 10.76 to Form 10-Q as of July 31, 1990).

    * 10.27 General Security Agreement, dated August 2, 1990, by Farah in favor of Congress (filed as Exhibit 10.77 to Form 10-Q as of July 31, 1990).

    * 10.28 Form of General Security Agreement, dated August 2, 1990 (filed as Exhibit 10.78 to Form 10-K as of October 31, 1990).

    * 10.29 Amendment No. 1, dated November 5, 1990, to Financing Agreements dated August 2, 1990 (filed as Exhibit 10.98 to Form 10-K as of October 31, 1990).

    * 10.30 Amendment No. 2 dated February 11, 1991, to Financing Agreements dated August 2, 1990 (filed as Exhibit 10.103 to Form 10-Q as of January 31, 1991).

    * 10.31 Sublease between Farah U.S.A., Inc. and The Tonka Corporation, dated January 6, 1992 (filed as Exhibit 10.107 to Form 10-K as of October 31, 1991).

    * 10.32 Farah Incorporated 1991 Stock Option and Restricted Stock Plan dated October 15, 1991 (filed as Exhibit 10.108 to Form 10-K as of October 31, 1991).

    * 10.33 Amendment No. 3 dated January 29, 1992, to Financing Agreements dated August 2, 1990 (filed as Exhibit 10.112 to Form 10-Q as of February 7, 1992).

    * 10.34 Amendment No. 4 dated June 25, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as
                 Exhibit 10.118 to Form 10-Q as of August 7, 1992).

    * 10.35 Amendment No. 5 dated August 31, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as
                 Exhibit 10.119 to Form 10-Q as of August 7, 1992).

    * 10.36 Amendment No. 6 dated September 4, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as
                 Exhibit 10.120 to Form 10-Q as of August 7, 1992).

    * 10.37 Amendment No. 7 dated September 16, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.121 to Form 10-Q as of August 7, 1992).

    * 10.38 Stock Purchase Agreement dated August 4, 1992, between Farah Incorporated and Marciano Investments, Inc. (filed as Exhibit
                 10.122 to Form 10-Q as of August 7, 1992).

    * 10.39 Letter Agreement dated October 28, 1992, amending the Accounts Financing Agreement dated August 2, 1990 between Farah U.S.A., Inc. and Congress Financial Corporation (Southwest), (filed as
                 Exhibit 10.125 to Form 10-K as of November 6, 1992).

    * 10.40 Amended and Restated Farah Savings and Retirement Plan, as of January 1, 1991, (filed as Exhibit 10.125 to Form 10-K as of November 6, 1992).

    * 10.41 Amended and Restated Stock Purchase Agreement dated March 12, 1993 (amending and restating the stock purchase agreement dated February 23, 1993) between Farah Incorporated, the Georges Marciano Trust and the Paul Marciano Trust, (filed as
                 Exhibit 10.128 to Form 10-Q as of May 7, 1993).

    * 10.42 Amendment No. 8 to Financing Agreements as of May 7, 1993 between Farah U.S.A., Inc. and Congress Financial Corporation (Southwest), (filed as Exhibit 10.129 to Form 10-Q as of May 7, 1993).

    * 10.43 Amendment No. 9 dated July 16, 1993 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc., (filed as
                 Exhibit 10.130 to Form 10- Q as of August 6, 1993).

    * 10.44      Consulting Agreement dated June 15, 1993, (filed as Exhibit
                 10.131 to Form 10-Q as of August 6, 1993).

      10.45      Deferred Compensation Agreement dated December 20, 1993.

      10.46      Deferred Compensation Agreements dated December 16, 1994.

    * 10.47 Amendment No. 10 dated November 5, 1993 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as
                 Exhibit 10.49 to Form 10-K as of November 5, 1993).

    * 10.48 Amendment No. 11 dated January 21, 1994 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as
                 Exhibit 10.50 to Form 10-Q dated February 4, 1994).

    * 10.49 Amendment No. 12 dated July 14, 1994 to Accounts Financing dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.53 to Form 10-Q dated August 5, 1994).

      10.50 Lease Agreement between Farah U.S.A., Inc. and Bank of America National Trust & Savings Association dated December 8, 1994.

     *Incorporated herein by reference.

      13         ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR 1994

      21         SUBSIDIARIES OF FARAH INCORPORATED

      23         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      27         FINANCIAL DATA SCHEDULE

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FARAH INCORPORATED
                                               (Registrant)


                                               s/b/ James C. Swaim
                                               James C. Swaim
                                               Principal Financial Officer
                                               Principal Accounting Officer

Dated:      January 27, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1995.

s/b/ Richard C. Allender                           s/b/ Edward J. Monahan
Richard C. Allender                                Edward J. Monahan
Chief Executive Officer, Director                  Director


s/b/ Clark L. Bullock                              s/b/ Timothy B. Page
Clark L. Bullock                                   Timothy B. Page
Director                                           Director


s/b/ Christopher L. Carameros                      s/b/ Charles J. Smith
Christopher L. Carameros                           Charles J. Smith
Director                                           Director


s/b/  Sylvan Landau                                s/b/ James C. Swaim
Sylvan Landau                                      James C. Swaim
Director                                           Director


s/b/ Michael R. Mitchell                           s/b/ Thomas G. Wyman
Michael R. Mitchell                                Thomas G. Wyman
Director                                           Director

                      FARAH INCORPORATED AND SUBSIDIARIES

                      FORM 10-K INDEX TO ATTACHED EXHIBITS
               (All Exhibits listed are on pages 17 through 135)


                                                                                                      Numbers
                                                                                                      -------
Exhibit 10.3              Amended and Restated Employment Agreement                                        17
                          dated August 25, 1994.

Exhibit 10.4              Amended and Restated Employment Agreement                                        25
                          dated August 25, 1994.

Exhibit 10.45             Deferred Compensation Agreement dated                                            33
                          December 20, 1993.

Exhibit 10.46             Deferred Compensation Agreements dated                                           35
                          December 16, 1994.

Exhibit 10.50             Lease Agreement between Farah U.S.A., Inc.                                       39
                          and Bank of America National Trust & Savings
                          Association dated December 8, 1994.

Exhibit 13                Annual Report to Shareholders for Fiscal                                        101
                          Year 1994.

Exhibit 21                Subsidiaries of Farah Incorporated.                                             133

Exhibit 23                Consent of Independent Public Accountants.                                      134

Exhibit 27                Financial Data Schedule                                                         135