Form 10-Q
period 1995-02-03
FARAH INC
filed 1995-03-10
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
    Mark One

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter Ended February 3, 1995

                                         OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



                             Commission File No. 1-5400


                                 FARAH INCORPORATED
              (Exact name of registrant as specified in its charter)


                               Texas                     74-1061146
                 (State or other jurisdiction of       (I.R.S. Employer
                 incorporation or organization)     Identification No.)

                8889 Gateway West, El Paso, Texas        79925
                       (Address of principal             (Zip Code)
                         executive offices)


         Registrant's telephone number, including area code  (915) 593-4444


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes   X  .  No      .

         As of March 3, 1995 there were outstanding 10,127,291 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FARAH INCORPORATED AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              QUARTERS ENDED FEBRUARY 3, 1995 AND FEBRUARY 4, 1994
                                 (Unaudited)

                                           February 3,    February 4,
                                              1995          1994
                                          (Thousands of dollars except
                                                per share data)

Net sales                                    $49,949        51,270
Cost of sales                                 37,138        35,886

    Gross profit                              12,811        15,384

Selling, general and
  administrative expenses                     14,434        12,888

     Operating income (loss)                  (1,623)        2,496

Other income (expense):
     Interest expense                           (691)         (687)
     Interest income                             197           180
     Foreign currency transaction gains          175            75
     Other, net                                   14             3
                                                (305)         (429)

     Income (loss) before provision
         (benefit) for income taxes           (1,928)        2,067

     Provision (benefit) for income taxes       (673)           56

     Net income (loss)                        (1,255)        2,011

Retained earnings:
     Beginning                                14,501         3,696
     Ending                                  $13,246         5,707

Net income (loss) per share                   $(0.12)         0.25

Weighted average shares of common stock
     (all periods) and common stock
     equivalents (income periods only)
     outstanding                          10,096,111     8,204,472

                     FARAH INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 3, 1995 AND NOVEMBER 4, 1994
                                  (Unaudited)

                                            February 3,    November 4,
                                               1995          1994
                                             (Thousands of dollars)
ASSETS
Current assets:
   Cash                                        $2,928         2,372
   Trade receivables, net                      27,213        36,931
   Inventories:
        Raw materials                          13,755        11,625
        Work in process                        19,075        16,949
        Finished goods                         46,810        46,628
                                               79,640        75,202
   Other current assets                        12,707         9,414
                Total current assets          122,488       123,919

Notes receivable                                5,835         5,910
Property, plant and equipment, net             26,458        22,872
Other non-current assets                        5,400         5,350
                                             $160,181       158,051
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                            $28,098        18,184
   Current installments of long-term debt         830           874
   Trade payables                              17,323        22,306
   Other current liabilities                    9,448        15,171
               Total current liabilities       55,699        56,535

Long-term debt, excluding
  current installments                          9,516         5,170
Other non-current liabilities                   3,126         3,103

Deferred gain on sale of building               6,774         7,282

Shareholders' equity:
   Common stock, no par value,
     $.01 stated value, authorized
     20,000,000 shares; issued 10,156,198
     in 1995 and 10,116,616 in 1994            46,019        46,018
   Additional paid-in capital                  29,136        28,497
   Cumulative foreign currency
     translation adjustment                    (1,346)       (1,066)
   Minimum pension liability adjustment        (1,880)       (1,880)
   Retained earnings                           13,246        14,501
                                               85,175        86,070

   Less: Treasury stock, 36,275 shares in
    1995 and 1994, at cost                        109           109
              Total shareholders' equity       85,066        85,961
                                             $160,181       158,051

                       FARAH INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Quarters Ended February 3, 1995 and February 4, 1994
                                  (Unaudited)

                                                    1995           1994
                                                   (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net income (loss)                             $(1,255)         2,011
     Adjustments to reconcile net income
             (loss) to net cash
             used in operating activities:
                 Depreciation and amortization         881            874
                 Amortization of deferred gain
                   on building sale                   (508)          (508)
     Decrease (increase) in:
                 Trade receivables                   9,718          5,147
                 Inventories                        (4,438)        (9,404)
                 Other current assets               (3,293)        (1,223)
     Decrease in:
                 Trade payables                     (4,983)           (99)
                 Other current liabilities          (5,723)          (515)

                         Net cash used in
                          operating activities      (9,601)        (3,717)

Cash flows used in investing activities:
     Purchases of property, plant and equipment     (3,509)        (1,062)

                         Net cash used in
                          investing activities      (3,509)        (1,062)

Cash flows from (used in) financing activities:
     Net change in revolving credit facility        10,065          5,981
     Proceeds from issuance of debt                  3,692              -
     Repayment of long-term debt                      (517)        (2,445)
     Receipts from exercise of stock options           640          1,055
     Other                                              66            129

                          Net cash from
                           financing activities     13,946          4,720

Foreign currency translation adjustment               (280)           388

Net increase in cash flow                              556            329

Cash, beginning of quarter                           2,372          2,007

Cash, end of quarter                                $2,928          2,336

Supplemental cash flow disclosures:
     Interest paid                                     651            763
     Income taxes paid                               1,425            272
     Assets acquired through direct financing
        loans or capital leases                        976            225
     Exchange of debentures                              -          1,673

           FARAH INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K.

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

                       FARAH INCORPORATED AND SUBSIDIARIES

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

              Consolidated sales for the first quarter of fiscal 1995 decreased by $1,321,000 (2.6%) compared to the first quarter of fiscal 1994. Sales decreased at Farah U.S.A. by 12%, were comparable at Value Slacks and increased by 65% at Farah
         International.

              Farah U.S.A. sales for the first quarter of fiscal 1995 were $36,334,000 compared to $41,310,000 in the first quarter of 1994. Unit sales decreased by 10% while the average selling price decreased by 3%. A comparison of sales by product line is as follows:

                                 % of Sales          % Increase (Decrease)
                               1995      1994          1995          1994

                Savane          57%       55%          -11%            3%
                Farah           20%       27%          -26%          -11%
                Private Label   14%        9%           41%           -6%
                John Henry       9%        9%          -16%            0%

            Competitive and promotional pressures from other manufacturers of wrinkle resistant product had a negative impact on first quarter 1995 branded sales. First quarter 1994 sales of Savane products were higher due to initial stocking of base products by a large number of customers, compared to first quarter 1995 which consisted mainly of replenishment of existing inventories. Sales were also adversely affected by unfilled orders which resulted from certain manufacturing inefficiencies associated with new private label programs. The overall average unit selling price decreased as a result of a higher proportion of private label sales which carry a lower selling price compared to the Company's branded product and were also negatively impacted by higher levels of promotional sales in 1995 than in 1994.

            Farah International sales were $9,320,000 in the first quarter of 1995 compared to $5,655,000 in the first quarter of 1994. Unit volume was up 51% while the average selling price increased 9%. Sales at Farah U.K. were up 64% due to the introduction of new products, increased promotional sales and higher private label sales. Sales at Farah Australia and New Zealand combined were up 75% in the first quarter of 1995 compared to the same period in 1994. This increase resulted mainly from an increase in sales of Savane and Private Label products which were only in the start-up phase in the first quarter of 1994. Also favorably impacting U.S. Dollar sales was the effect of the weakening U.S. Dollar compared to the British Pound Sterling and the Australian Dollar. The average exchange rate of the British Pound Sterling was approximately 5% higher in the first quarter of 1995 compared to the same period of 1994 and the average exchange rate of the Australian Dollar was approximately 13% higher for the same period. The higher exchange rate resulted in higher sales when translated into U.S. Dollars.

            Value Slacks sales were $4,295,000 in the first quarter of 1995 compared to $4,305,000 in the first quarter of 1994. Unit sales increased by 4% while the average selling price per unit decreased by 4%. Sales in Puerto Rico decreased by 49%, while sales in the U.S. increased by 33%. The Company has continued to close stores in Puerto Rico while opening new stores in the United States. In the first quarter of 1995 the Company had 29 U.S. stores and 5 Puerto Rican stores in operation compared to 21 U.S. stores and 11 Puerto Rican stores in the first quarter of 1994.

            Consolidated gross profit decreased by $2,573,000 (16.7%) in the first quarter of 1995 compared to the first quarter of 1994. As a percent of sales, gross profit was lower at 25.6% in 1995 compared to 30.0% in the first quarter of 1994.

            At Farah U.S.A. gross profit as a percent of sales was 20% in the first quarter of 1995 compared to 27% in the same period of 1994. As a result of the overall sales decrease at Farah U.S.A., production levels also decreased in the first quarter which resulted in higher fixed costs per unit produced. The shift in sales mix to more private label products which carry a lower margin combined with higher promotional sales activities negatively impacted margins in the first quarter. Margins were also negatively affected by lower efficiencies and start-up costs on new private label production. Partially offsetting these increased costs was the favorable effect of the devaluation of the Mexican Peso.

            At Farah International gross profit as a percent of sales was down from 38% in the first quarter of 1994 to 35% in the first quarter of 1995. Higher promotional sales in Farah U.K., combined with manufacturing inefficiencies in the Irish factories, reduced margins. At Value Slacks gross profit as a percent of sales increased from 45% in the first quarter of 1994 to 53% in the first quarter of 1995. The shift in sales to U.S. stores from Puerto Rican stores had a favorable impact on margins, as overall margins earned are higher at U.S. locations. Margins were also up as a result of increased sales of certain higher margin casual and Savane product.

            Selling, general and administrative expenses ("SG&A") as a percent of sales increased from 25.1% in the first quarter of 1994 to 28.9% in the first quarter of 1995. At Farah U.S.A. SG&A increased from 22% to 26%. This increase was mainly attributable to higher computer systems implementation costs, combined with the effect of fixed costs that did not decrease in relation to the lower sales levels. Conversely, at Farah International, SG&A as a percent of sales decreased from 36% in the first quarter of 1994 to 31% in the same period of 1995 due to fixed costs that did not increase in relation to the higher sales levels. At Value Slacks SG&A increased from 44% in the first quarter of 1994 to 49% in the first quarter of 1995. The increased percentage was related to higher employee benefit expenses as well as costs related to the closing of two stores in Puerto Rico.

            Other expense was $124,000 lower in the first quarter of 1995 compared to the first quarter of 1994. Net interest expense was comparable in both periods; however, it was partially offset in the first quarter of 1995 by higher currency gains related to the strengthening of the U.S. Dollar compared to the Mexican Peso.

            An income tax benefit was recorded in the first quarter of 1995 compared to an expense in the first quarter of 1994. In 1994 the effective tax rate was lower than statutory rates due to the effect of recognition of net operating loss carryforwards in 1994.

         Financial Condition

            The Company's primary Credit Agreement provides up to $40,000,000 of credit through November 3, 1995. Farah U.S.A., Value Slacks and Farah U.K. are parties to the Credit Agreement. Availability under the Agreement is limited by formulas derived from accounts receivable, inventory and fixed assets. As of February 3, 1995, usage under the agreement was $28,917,000 and available credit was $11,083,000.

              In the first quarter of 1995, the Company entered into a $10,000,000 lease line of credit which will be used to finance the purchase of laundry, finishing, sewing and cutting equipment in Mexico, Costa Rica and the United States. Usage under this line totaled $4,664,000 as of February 3, 1995. The Company was in compliance with all financial covenants under this agreement as of February 3, 1995.

              In addition, the Company's primary credit facilities contain certain financial covenants including, in one instance a quartely profitability covenant. Compliance with the profitability covenant has been waived for the fiscal quarter ended February 3, 1995. The Company intends to seek amendments to the credit facilities to establish new covenants which are consistent with managements current business plan. In the event the credit facilities are not amended, management believes it can obtain waivers from its lenders if it fails to comply with the covenants in the future. However, there can be no assurance such waivers will be obtained.

            Net cash used in operations in the first quarter of 1995 was approximately $10 million as a result of higher inventory levels and a decrease in trade payables and accrued expenses. The higher inventories were due to lower than expected sales and the reduction in trade payables and accrued expenses was consistent with the normal seasonality of the Company's business. These uses of funds were financed through accounts receivable collections and increases in short term borrowings. The Company is currently attempting to reduce inventory levels to match anticipated sales levels. To the extent inventory levels cannot be reduced, it may be necessary to request additional credit from the Company's lender. There can be no assurance that additional credit will be extended.

            Capital expenditures through February 3, 1995 approximated $4,485,000. Expenditures were mainly for manufacturing equipment and improvements to our new laundry and cutting facilities. As of February 3, 1995 the Company had commitments for future capital expenditures of approximately $2,270,000.

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


         Date:       March 10, 1995


                                       /s/ James C. Swaim
                                       James C. Swaim
                                       Executive Vice President
                                       Chief Financial Officer


                                       /s/ Russell G. Gibson
                                       Russell G. Gibson
                                       Chief Accounting Officer

                        FARAH INCORPORATED AND SUBSIDIARIES

                            FORM 10-Q INDEX TO EXHIBITS

                                  FEBRUARY 3, 1995



                                                                 Page
                           Description                           Number

          Exhibit 11   Statement regarding computation             11
                       of net income (loss) per
                       share.

          Exhibit 27   Financial Data Schedule                     12