Form 10-Q
period 1995-05-05
FARAH INC
filed 1995-06-19
CIK 34501

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
Mark One

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter Ended May 5, 1995

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

         As of June 5, 1995 there were outstanding 10,132,291 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      FARAH INCORPORATED AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
            QUARTER AND SIX MONTHS ENDED MAY 5, 1995 AND MAY 6, 1994
                                  (Unaudited)

                                       Quarter Ended       Six Months Ended
                                     May 5,     May 6,     May 5,     May 6,
                                       1995      1994       1995       1994
                                 (Thousands of dollars except per share data)

Net sales                            $56,782     66,170      106,731  117,440
Cost of sales                         44,408     46,702       81,546   82,588
    Gross profit                      12,374     19,468       25,185   34,852

Selling, general
    and administrative expenses       17,618     15,129       32,052   28,017

     Operating income (loss)          (5,244)     4,339       (6,867)   6,835

Other income (expense):
     Interest expense                 (1,121)      (855)      (1,812)  (1,542)
     Interest income                     311        179          508      359
     Foreign currency
       transaction gains                 168         37          343      112
     Other, net                           28         76           42       79
                                        (614)      (563)        (919)    (992)

     Income (loss) before
          provision (benefit)
          for income taxes            (5,858)     3,776       (7,786)    5,843

     Provision (benefit) for
        income taxes                  (2,026)       246       (2,699)      302

     Net income (loss)                (3,832)     3,530       (5,087)    5,541

Retained earnings:
     Beginning                        13,246      5,707       14,501     3,696
     Ending                           $9,414      9,237        9,414     9,237

Net income (loss) per share           $(0.38)      0.41        (0.50)     0.66

Weighted average shares of common
   stock (all periods) and common
   stock equivalents (income periods
   only) outstanding               10,125,186 8,704,973   10,110,649  8,453,298



                            FARAH INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                             MAY 5, 1995 AND NOVEMBER 4, 1994
                                       (Unaudited)
                                                                May 5,                      November 4,
                                                                 1995                         1994
                                                                        (Thousands of dollars)
Assets
Current assets:
   Cash                                                               $2,038                   2,372
   Trade receivables, net                                             29,699                  36,931
   Inventories:
        Raw materials                                                 14,135                  11,625
        Work in process                                               17,523                  16,949
        Finished goods                                                49,382                  46,628
                                                                      81,040                  75,202
   Other current assets                                               15,189                   9,414
                Total current assets                                 127,966                 123,919

Note receivable                                                        5,758                   5,910
Property, plant and equipment, net                                    29,802                  22,872
Other non-current assets                                               5,453                   5,350
                                                                    $168,979                 158,051
Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt                                                   $36,723                  18,184
   Current installments of long-term debt                                828                     874
   Trade payables                                                     16,908                  22,306
   Other current liabilities                                          12,108                  15,171
                 Total current liabilities                            66,567                  56,535

Long-term debt, excluding current installments                        11,581                   5,170
Other non-current liabilities                                          3,140                   3,103

Deferred gain on sale of building                                      6,266                   7,282

Shareholders' equity:
   Common stock, no par value, $.01 stated value,
    authorized  20,000,000 shares; issued 10,163,566
    in 1995 and 10,116,616 in 1994                                    46,019                  46,018
   Additional paid-in capital                                         29,303                  28,497
   Cumulative foreign currency translation adjustment                (1,322)                 (1,066)
   Minimum pension liability adjustment                              (1,880)                 (1,880)
   Retained earnings                                                   9,414                  14,501
                                                                      81,534                  86,070
   Less: Treasury stock, 36,275 shares in
    1995 and 1994, at cost                                               109                     109
                 Total shareholders' equity                           81,425                  85,961
                                                                    $168,979                 158,051



                            FARAH INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED MAY 5, 1995 AND MAY 6, 1994
                                         (Unaudited)                     May 5,            May 6,
                                                                          1995              1994
                                                                             (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net income (loss)                                                     ($5,087)            5,541
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
                 Depreciation and amortization                                1,789            1,866
                 Amortization of deferred gain on building sale             (1,016)          (1,016)
                 Deferred income taxes                                      (2,805)            (825)
     Decrease (increase) in:
                 Trade receivables                                            7,232          (4,082)
                 Inventories                                                (6,338)         (11,322)
                 Other current assets                                       (2,970)          (1,162)
     Increase (decrease) in:
                 Trade payables                                             (5,398)          (2,472)
                 Other current liabilities                                  (2,563)            2,554

                         Net cash used in operating activities             (17,156)         (10,918)

Cash flows used in investing activities:
     Purchases of property, plant and equipment                             (7,069)          (2,414)

                         Net cash used in investing activities              (7,069)          (2,414)

Cash flows from (used in) financing activities:
     Net change in revolving credit facility                                 16,875         (15,362)
     Proceeds from issuance of debt                                           7,357              773
     Repayment of long-term debt                                              (858)          (2,585)
     Receipts from sale of common stock                                        807           29,499
     Other                                                                     (34)             (39)

                          Net cash from financing activities                 24,147           12,286

Foreign currency translation adjustment                                       (256)              528

Net decrease in cash flow                                                     (334)            (518)

Cash, beginning of year                                                       2,372            2,007

Cash, end of period                                                          $2,038            1,489

Supplemental cash flow disclosures:
     Interest paid                                                            1,605            1,582
     Income taxes paid                                                        1,683              319
     Assets acquired through direct financing loans
      or capital leases                                                       1,530              267
     Exchange of debentures                                                                    1,673
                                                                                  -


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

                      FARAH INCORPORATED AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Consolidated sales for the second quarter and first six months of fiscal 1995 decreased by $9,388,000 (14.2%) and $10,709,000 (9.1%) compared to the same periods in 1994. Sales decreased at Farah U.S.A. by 22% in the second quarter and by 18% in the first six months. Sales were comparable at Value Slacks, and increased at Farah International by 25% for the quarter and 39% for the first six months.

        Farah U.S.A. sales for the second quarter of fiscal 1995 were $41,087,000 compared to $52,969,000 in the second quarter of 1994. For the first six months of fiscal 1995, sales were $77,421,000 compared to $94,279,000 in the same period of 1994. Unit sales decreased by 20% and 16% in the second quarter and first six months, respectively, while the average unit sales price declined by 3% in both periods. A comparison of sales by product line is as follows:

                             % of Sales                                % Increase/(Decrease)
                      Quarter            Six Months               Quarter           Six Months
                                                                      Price               Price
                                                                       Per                 Per
                    1995    1994      1995      1994        Units      Unit     Units     Unit
Savane               50%     58%       53%       57%         -36%        2%      -25%        3%
Farah                25%     27%       23%       26%         -28%        0%      -27%       -6%
Private Label        18%      7%       16%        8%         110%       -4%       76%       -5%
John Henry            7%      8%        8%        9%         -36%       11%      -26%        4%


         Sales at Farah U.S.A. in the second quarter of 1995 were adversely affected by several factors. Retail sales continued to be soft placing competitive and promotional pressures on the Company which resulted in lower sales volume and prices. The Company's second quarter results were also adversely impacted by the start up of new laundry and finishing facilities in Mexico and Costa Rica, as well as a new cutting room and cloth warehouse in El Paso. The Company was unable to deliver all of its orders because of transitional issues encountered in the start up process which resulted in additional markdowns due to late shipments. Another factor affecting second quarter sales was the inability of the Company's computer to process a large number of Electronic Data Interchange (EDI) orders scheduled for shipment on the last day of the second quarter. This resulted in approximately $4,125,000 of sales which were anticipated to be recorded in the second quarter being delayed to the third quarter. New computer hardware is expected to be in place in the third quarter of 1995. In addition, the overall average unit sales price decreased as a result of a higher proportion of private label sales which carry a lower average unit sales price compared to the Company's branded product.

         Sales at Farah International were $12,497,000 in the second quarter of 1995 compared to $10,022,000 in the second quarter of 1994. For the first six months of fiscal 1995 sales were $21,817,000 compared to $15,677,000 in 1994. Unit volume was up 18% in the second quarter and 30% in the first six months. The average unit sales price increased 6% and 7% respectively in the second quarter and first six months. Sales at Farah U.K. were up 18% in the second quarter and 34% for the first six months due to the introduction of new products, increased promotional sales and higher private label sales. Sales at Farah Australia and New Zealand combined were up 41% for the quarter and 54% for the first six months. This increase resulted mainly from an increase in sales of Savane and Private Label products. Also favorably impacting U.S. Dollar sales was the effect of the weakening U.S. Dollar compared to the British Pound Sterling and the Australian Dollar. The average exchange rate of the British Pound Sterling was approximately 7% higher in the second quarter of 1995 compared to the same period in 1994. This rate was 6% higher for the first six months of fiscal 1995 compared to 1994. The average exchange rate of the Australian Dollar was approximately 3% and 8% higher in the second quarter and first six months of 1995, respectively, compared to the same period in 1994. The higher exchange rate resulted in higher sales when translated into U.S. Dollars.

        Sales at Value Slacks were $3,198,000 in the second quarter of 1995 compared to $3,179,000 in the second quarter of 1994. In the first six months of 1995 sales were $7,493,000 compared to $7,484,000 in 1994. Same store sales in the U.S. were up 11% in the second quarter of 1995 compared to 1994. The Company continues to close stores in Puerto Rico while opening new stores in the United States. In the second quarter of 1995 the Company had 28 U.S. stores and 5 Puerto Rican stores in operation compared to 24 U.S. stores and 9 Puerto Rican stores in the second quarter of 1994.

        Consolidated gross profit decreased by $7,094,000 (36.4%) in the second quarter of 1995 compared to the second quarter of 1994. In the first six months, gross profit decreased by $9,667,000 (27.7%) in 1995 compared to 1994.

     At Farah U.S.A. gross profit as a percent of sales was 16% and 18% in the second quarter and first six months of fiscal 1995 compared to 27% in both periods of 1994. As previously discussed, transitional problems related to the start up of new laundry, finishing and cutting facilities prevented the Company from delivering all of its orders resulting in higher inventory quantities and larger markdowns than normal. Additional manufacturing costs were also incurred in the second quarter of 1995 due to the start up of the new facilities. Margins were also lower in the second quarter and first six months of 1995 as a result of the higher percentage of private label sales which carry a lower margin and higher promotional sales activities. Partially offsetting these increased costs was the favorable effect of the devaluation of the Mexican Peso.

        At Farah International, gross profit as a percent of sales was down from 35% in the second quarter of 1994 to 33% in the second quarter of 1995. In the first six months of fiscal 1995 gross profit as a percent of sales was 34% compared to 36% in the same period of 1994. Higher promotional sales, combined with a higher percentage of private label sales and manufacturing inefficiencies in the Irish factories, reduced the gross profit percent.

        At Value Slacks gross profit as a percent of sales increased from 49% to 51% in the second quarter of 1994 compared to 1995 and from 47% to 52% in the first six months of 1994 compared to 1995. The shift in sales to U.S. stores from Puerto Rican stores had a favorable impact on margins, as overall margins earned are higher at U.S. locations. Margins were also up as a result of increased sales of certain higher margin casual and Savane product.

        Selling, general and administrative expenses ("SG&A") as a percent of sales increased from 22.9% in the second quarter of 1994 to 31.0% in the second quarter of 1995. In the first six months SG&A as a percent of sales increased from 23.9% to 30.0%. SG&A was 29% at Farah U.S.A. in the second quarter of 1995 compared to 20% in 1994 and 28% for the first six months of 1995 compared to 21% in 1994. The increase was primarily attributable to higher advertising expenses at Farah U.S.A., which were $1,500,000 higher in the second quarter of 1995 compared to 1994 and $1,100,000 higher for the six month period. As a percent of Farah U.S.A. sales, advertising was 5.5% higher in the second quarter of 1995 than 1994. In addition, higher systems implementation costs, combined with the effect of fixed costs that did not decrease in relation to the lower sales levels, increased the SG&A percent to sales. At Farah International SG&A as a percent of sales was comparable in the second quarter and first six months of 1995 compared to 1994. At Value Slacks, SG&A as a percent of sales increased from 56% to 59% for the quarter, and from 49% to 53% for the first six months. This increase in SG&A was attributable to costs incurred at new store locations, higher travel expenses and higher advertising costs for increased sales promotions.

        Other expense, net, was $51,000 higher in the second quarter of 1995 compared to the second quarter of 1994. Net interest expense was higher in 1995 due to higher borrowings on the Company's revolving credit facility. This increase was partially offset by higher currency gains related to the strengthening of the U.S. Dollar compared to the Mexican Peso. For the first six months, other expense was lower by $73,000 due mainly to the strength-ening of the U.S. Dollar compared to the Mexican Peso.

        An income tax benefit was recorded in the second quarter and first six months of 1995 compared to an expense in the same periods of 1994. During the first six months of 1995, an additional deferred tax asset of approximately $2,805,000 was recorded. The Company continues to believe that future earnings will be sufficient to make realization of this deferred tax asset more likely than not. In 1994 the effective tax rate was lower than statutory rates due to the effect of recognition of net operating loss carryforwards.

Financial Condition

     The Company's primary credit agreement ("Credit Agreement") provides up to $45,000,000 of credit through June 1, 1996. Farah U.S.A., Value Slacks and Farah U.K. are parties to the Credit Agreement. Availability under the agreement is limited by formulas derived from accounts receivable, inventory and fixed assets. As of May 5, 1995, usage under the agreement was $37,266,000 and available credit was $7,734,000.

     In the first quarter of 1995, the Company entered into a $10,000,000 lease line of credit which will be used to finance the purchase of laundry, finishing, sewing and cutting equipment in Mexico, Costa Rica and the United States. Usage under this line totaled $6,803,000 as of May 5, 1995.

      The Credit Agreement contains certain financial covenants. Compliance with the profitability covenant was waived by the lender for the fiscal quarter ended May 5, 1995. Management believes, based on its discussions with its lender, that it will be able to obtain an amendment to eliminate the existing profitability covenant or to establish a new covenant. In the event the agree-ments are not amended, management will endeavor to obtain waivers from its lender if it fails to comply with any covenants in the future. However, there can be no assurance such waivers will be obtained.

     Net cash used in operations in the first six months of 1995 was approximately $17 million as a result of higher inventory levels, a decrease in trade payables and accrued expenses and the operating loss incurred. The higher inventories were due to lower than expected sales and the decrease in trade payables and accrued expenses was due to payments of higher than normal year-end accrued expenses and accounts payable balances in the ordinary course of business. These uses of funds were financed through accounts receivable collections and increases in short-term borrowings.

     Capital expenditures through May 5, 1995 approximated $8,599,000. Expenditures were mainly for building improvements; sewing, laundry, cutting and warehousing equipment; and computer systems. As of May 5, 1995 the Company had commitments for future capital expenditures of approximately $1,820,000.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibit 10.51     Amendment  No. 13 dated March 7, 1995 to  Accounts
                           Financing  Agreement  dated August 2, 1990 between
                           Congress  Financial  Corporation  (Southwest)  and
                           Farah U.S.A., Inc.

         Exhibit 10.52 Amendment No. 14 dated April 5, 1995 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc.

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

                               FARAH INCORPORATED




Date:        June 19, 1995         /s/ James C. Swaim
                                   James C. Swaim
                                   Executive Vice President
                                   Principal Financial Officer




                                   /s/ Russell G. Gibson
                                   Russell G. Gibson
                                   Principal Accounting Officer

                      FARAH INCORPORATED AND SUBSIDIARIES

                          FORM 10-Q INDEX TO EXHIBITS

                                  May 5, 1995


                                                                          Page
                               Description                               Number

Exhibit 10.51       Amendment No. 13 dated March 7, 1995 to Accounts       12
                    Financing Agreement dated August 2, 1990 between
                    Congress  Financial  Corporation (Southwest) and
                    Farah U.S.A., Inc.

Exhibit 10.52       Amendment No. 14 dated April 5, 1995 to Accounts       15
                    Financing Agreement dated August 2, 1990 between
                    Congress Financial Corporation  (Southwest)  and
                    Farah U.S.A., Inc.

Exhibit 11          Statement  regarding  computation of net  income       19
                    (loss) per share.

Exhibit 27          Financial Data Schedule                                20