Form 10-Q
period 1995-08-04
FARAH INC
filed 1995-09-18
CIK 34501

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
Mark One

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended August 4, 1995

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

         As of September 6, 1995 there were outstanding 10,133,291 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                            FARAH INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             QUARTER AND NINE MONTHS ENDED AUGUST 4, 1995 AND AUGUST 5, 1994
                                  (Unaudited)

                                                                 Quarter Ended                 Nine Months Ended
                                                           August 4,       August 5,        August 4,     August 5,
                                                              1995           1994              1995          1994
                                                                  (Thousands of dollars except per share data)
Net sales                                                   $   60,865          61,169          167,596       178,609
Cost of sales                                                   46,931          42,690          128,477       125,278
    Gross profit                                                13,934          18,479           39,119        53,331

Selling, general and administrative expenses                    18,124          14,553           50,176        42,570

     Operating income (loss)                                   (4,190)           3,926         (11,057)        10,761

Other income (expense):
     Interest expense                                          (1,294)           (414)          (3,106)       (1,956)
     Interest income                                               204             179              712           538
     Foreign currency transaction gains                             23             147              366           259
     Other, net                                                    267              24              309           103
                                                                 (800)            (64)          (1,719)       (1,056)

     Income (loss) before provision (benefit)
          for income taxes                                     (4,990)           3,862         (12,776)         9,705

Provision (benefit) for income taxes                               125             130          (2,574)           432

     Net income (loss)                                         (5,115)           3,732         (10,202)         9,273

Retained earnings:
     Beginning                                                   9,414           9,237           14,501         3,696
     Ending                                                  $   4,299          12,969            4,299        12,969

Net income (loss) per share                                  $  (0.50)            0.37           (1.01)          1.03

Weighted average shares of common stock
     (all periods) and common stock
     equivalents (income periods only)
     outstanding                                            10,131,027      10,191,141       10,117,441     9,032,579




                                         FARAH INCORPORATED AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                         AUGUST 4, 1995 AND NOVEMBER 4, 1994
                                                     (Unaudited)
                                                                                      August 4,       November 4,
                                                                                        1995             1994
                                                                                         (Thousands of dollars)
Assets
Current assets:
   Cash                                                                               $      2,983            2,372
   Trade receivables, net                                                                   30,245           36,931
   Inventories:
        Raw materials                                                                       15,486           11,625
        Work in process                                                                     19,688           16,949
        Finished goods                                                                      50,594           46,628
                                                                                            85,768           75,202
   Other current assets                                                                     14,804            9,414
                Total current assets                                                       133,800          123,919

Note receivable                                                                              5,680            5,910
Property, plant and equipment, net                                                          32,809           22,872
Other non-current assets                                                                     5,570            5,350
                                                                                      $    177,859          158,051

Liabilities and Shareholders' Equity Current liabilities:
   Short-term debt                                                                    $     42,901           18,184

   Current installments of long-term debt                                                    1,759              874
   Trade payables                                                                           22,261           22,306
   Other current liabilities                                                                13,541           15,171
                 Total current liabilities                                                  80,462           56,535

Long-term debt, excluding current installments                                              12,130            5,170
Other non-current liabilities                                                                3,177            3,103

Deferred gain on sale of building                                                            5,758            7,282

Shareholders' equity:
   Common stock, no par value, $.01 stated value,
    authorized  20,000,000 shares; issued 10,169,566
    in 1995 and 10,116,616 in 1994                                                          46,026           46,018
   Additional paid-in capital                                                               29,336           28,497
   Cumulative foreign currency translation adjustment                                      (1,340)          (1,066)
   Minimum pension liability adjustment                                                    (1,880)          (1,880)
   Retained earnings                                                                         4,299           14,501
                                                                                            76,441           86,070
   Less: Treasury stock, 36,275 shares in
    1995 and 1994, at cost                                                                     109              109
                 Total shareholders' equity                                                 76,332           85,961
                                                                                      $    177,859          158,051



                              FARAH INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED AUGUST 4, 1995 AND AUGUST 5, 1994
                                            (Unaudited)                                August 4,         August 5,
                                                                                        1995               1994
                                                                                         (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net income (loss)                                                               $   (10,202)             9,273
     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities:
                 Depreciation and amortization                                              2,770             2,861
                 Amortization of deferred gain on building sale                           (1,524)           (1,524)
                 Deferred income taxes                                                    (2,805)           (2,253)
     Decrease (increase) in:
                 Trade receivables                                                          6,686           (1,511)
                 Inventories                                                             (10,566)          (18,743)
                 Other current assets                                                     (2,585)           (1,815)
    Increase (decrease) in:
                 Trade payables                                                              (45)           (2,206)
                 Other                                                                    (1,630)             3,896

                         Net cash used in operating activities                           (19,901)          (12,022)

Cash flows used in investing activities:
     Purchases of property, plant and equipment                                           (9,688)           (3,957)

Cash flows from (used in) financing activities:
     Net change in revolving credit facility                                               24,554          (11,927)
     Proceeds from issuance of debt                                                         6,320               967
     Repayment of long-term debt                                                          (1,187)           (3,238)
     Receipts from sale of common stock                                                       848            29,635
     Other                                                                                   (61)             (241)

                          Net cash from financing activities                               30,474            15,196

Foreign currency translation adjustment                                                     (274)               758

Net increase (decrease) in cash flow                                                          611              (25)

Cash, beginning of year                                                                     2,372             2,007

Cash, end of period                                                                   $     2,983             1,982

Supplemental cash flow disclosures:
     Interest paid                                                                    $     2,828             2,023
     Income taxes paid                                                                      1,886               395
     Assets acquired through direct financing loans or  capital leases                      2,875             2,120
     Exchange of debentures                                                                     -             1,673


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

                      FARAH INCORPORATED AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Consolidated sales for the third quarter of fiscal 1995 were $60,865,000, which were $304,000 or .5% less than the third quarter of fiscal 1994. For the first nine months of fiscal 1995 sales decreased by $11,013,000 (6.2%). Sales decreased at Farah U.S.A. by 6% in the third quarter and by 14% in the first nine months, offset partially by increased sales at Farah International and Value Slacks. Sales increased at Value Slacks by 13% and 5% for the third quarter and first nine months, respectively, while sales at Farah International increased by 28% and 36% in the same periods.

     Farah U.S.A. sales for the third quarter of fiscal 1995 were $46,281,000 compared to $49,299,000 in the third quarter of 1994. For the first nine months of fiscal 1995, sales were $123,702,000 compared to $143,578,000 in the same period of 1994. Unit sales increased in the third quarter by 2% but were down 9% for the nine month period, while the average unit sales price decreased by 8% for the quarter and 5% for the first nine months. A comparison of Farah U.S.A. sales by product line is as follows:

                   % of Sales Dollars             % Increase(Decrease)
                  Quarter   Nine Months       Quarter      Nine Months
                                                  Price          Price
                                                    Per            Per
                1995  1994   1995  1994     Units  Unit    Units  Unit
Savane(R)        60%   66%    59%   60%      -12%   -2%     -17%    2%
Farah(R)         12%   22%    16%   25%      -36%  -22%     -38%  -14%
John Henry(R)*    5%    6%     7%    8%      -25%    2%     -26%    4%
Private Label    23%    6%     18%   7%      231%    1%     122%   -2%

     * John Henry is a registered trademark of Zodiac International Trading Corporation.

         Although unit sales were up at Farah U.S.A. in the third quarter of 1995 compared to 1994, the decrease in the average unit sales price resulted in the overall reduction in sales at Farah U.S.A. for the three and nine month periods. Competitive pressures in the retail market had an adverse effect, particularly on the Company's Farah(R) label, resulting in excess inventory levels and lower average unit selling prices. In addition, the start up of new laundry, finishing and cutting facilities in the first half of the year prevented the Company from delivering all of its orders, resulting in customer cancellations, higher inventory levels and larger markdowns than normal. Partially offsetting the reduction in branded sales were increases (231% and 122% for the quarter and nine months ended August 4, 1995) in unit sales of private label product which carry a lower average unit sales price than branded product.

         Sales at Farah International were $9,905,000 in the third quarter of 1995 compared to $7,729,000 in the third quarter of 1994. For the first nine months of fiscal 1995 sales were $31,722,000 compared to $23,406,000 in 1994. Unit volume was up 17% in the third quarter and 26% in the first nine months. The average unit sales price increased 9% and 8%, respectively, in the third quarter and first nine months. Sales at Farah U.K. were up 37% in the third quarter and 35% for the first nine months. Sales at Farah Australia and New Zealand combined were also up by 19% for the quarter and 42% for the first nine months. These increases resulted mainly from increased sales of Savane product and higher private label sales. Also favorably impacting sales was the effect of the weakening U.S. Dollar compared to the British Pound Sterling. The average exchange rate of the British Pound Sterling was approximately 4% higher in the third quarter of 1995 compared to the same period in 1994. This rate was 5% higher for the first nine months of fiscal 1995 compared to 1994. The higher exchange rate resulted in higher sales when translated into U.S. Dollars.

         Sales at Value Slacks were $4,679,000 in the third quarter of 1995 compared to $4,141,000 in the third quarter of 1994. In the first nine months of 1995 sales were $12,172,000 compared to $11,625,000 in 1994. Same store sales increased 5% in the third quarter and 6% in the first nine months of 1995 compared to the same period of 1994. The Company continues to close stores in Puerto Rico while opening new stores in the U.S. During the third quarter of 1995, five new stores were opened in the U.S. and one in Puerto Rico was closed.

         Consolidated gross profit decreased by $4,545,000 (24.6%) in the third quarter of 1995 compared to the third quarter of 1994. In the first nine months, gross profit decreased by $14,212,000 (26.6%) in 1995 compared to 1994.

         At Farah U.S.A., gross profit as a percent of sales was 18% in both the third quarter and first nine months of 1995 compared to 28% in the third quarter of 1994 and 27% in the first nine months of 1994. Gross profit in the third quarter and first nine months was negatively impacted by the higher percentage of private label sales which carry a lower gross profit percent and increased promotional sales, as discussed above. In addition to the effect on sales, transitional problems related to the start up of the new production facilities resulted in markdowns on excess inventory levels and additional manufacturing costs. Partially offsetting the increased costs was the favorable effect of the devaluation of the Mexican Peso.

         At Farah International, gross profit as a percent of sales was down from 35% in the third quarter of 1994 to 34% in the third quarter of 1995. In the first nine months of fiscal 1995 gross profit as a percent of sales decreased from 36% in 1994 to 34% in 1995. Higher promotional sales, combined with a higher percentage of private label sales and manufacturing inefficiencies in the Company's Irish factories, reduced the gross profit percent.

         At Value Slacks, gross profit as a percent of sales was comparable in the third quarter of 1995 to 1994 at 50% in both periods. For the first nine months gross profit as a percent of sales increased from 48% in 1994 to 51% in 1995. The shift in sales to U.S. stores from Puerto Rican stores had a favorable impact on margins for the nine month period as the gross profit percent is generally higher at U.S. locations. Margins were also up as a result of increased sales of certain higher margin casual and Savane product.

         Selling, general and administrative expenses ("SG&A") as a percent of sales increased from 23.8% in the third quarter and first nine months of 1994 to 29.8% and 29.9% in the third quarter and first nine months of fiscal 1995, respectively. SG&A at Farah U.S.A. was 26% in the third quarter of 1995 compared to 20% in the third quarter of 1994 and 27% for the first nine months of 1995 compared to 21% in 1994. Farah U.S.A. advertising was approximately $2,000,000 higher than in the third quarter of 1994 and as a percent of sales was 4.7% higher than the third quarter of 1994. For the nine month period advertising was approximately $3,000,000 higher and 3.5% higher as a percent of sales. In addition, higher computer systems implementation costs, combined with the effect of fixed costs that did not decrease in relation to the lower sales levels, increased SG&A as a percent of sales. At Farah International, SG&A as a percent of sales was higher in the third quarter of 1995 at 37% compared to 36% in 1994 and was comparable in the nine month period at 32% in both years. The higher percentage in the third quarter resulted from higher professional fees. At Value Slacks, SG&A as a percent of sales increased from 47% in the third quarter of 1994 to 49% in the third quarter of 1995. For the first nine months SG&A as a percent of sales was also up from 48% to 51%. The increase in SG&A was attributable to costs incurred to open new stores and severance pay and closing costs incurred related to the closure of certain Puerto Rican stores.

         Other expense, net, was $736,000 higher in the third quarter of 1995 compared to the third quarter of 1994, and was $663,000 higher for the first nine months. Net interest expense was higher in 1995 due to higher borrowings on the Company's revolving credit facility and lease line of credit. This increase in expense was partially offset by an increase in royalty income in the third quarter of 1995 from the Company's shirt licensee. For the first nine months other net expense was also reduced by currency gains related to the strengthening of the U.S. Dollar compared to the Mexican Peso.

         Income taxes and benefits are provided by applying the statutory tax rates to pre-tax income or loss. Accordingly, the Company recorded deferred tax benefits of approximately $2,805,000 based on its pre-tax loss for the first six months of 1995. However, the Company did not record the additional tax benefits on its losses for the third quarter of 1995 based on criteria established in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." In 1994 the effective tax rate was lower than statutory rates due to the effect of recognition of net operating loss carryforwards.

Financial Condition

         The Company's primary credit agreement ("Credit Agreement") was amended August 1, 1995 and provides up to $50,000,000, of credit through July 1, 1997. Farah U.S.A., Value Slacks and Farah U.K. are parties to the Credit Agreement. Availability under the Credit Agreement is limited by formulas derived from accounts receivable and inventory. As of August 4, 1995, usage under the agreement was $43,069,000 and available credit was $5,012,000. The Credit Agreement contains certain financial covenants. A profitability covenant which was part of the Credit Agreement was eliminated in the August 1, 1995 amendment. As of August 4, 1995, the Company was in compliance with all covenants.

         In the first quarter of 1995, the Company entered into a $10,000,000 base line of credit to be used to finance the purchase of laundry, finishing, sewing and cutting equipment in Mexico, Costa Rica and the United States. On August 25 1995, the agreement for the line of credit was amended to reduce the credit line to $7,808,000, as well as to revise certain financial covenants. As of August 4, 1995, the line of credit was fully utilized and the Company was in compliance with all financial covenants.

         The Company used approximately $20,000,000 in operations for the first nine months of 1995 principally to pay for increases in inventory levels and to fund operating losses. The increase in inventories resulted from lower than expected sales. Increases in accounts receivable collections and additional borrowings were the primary means to fund the operating cash requirements. The Company also incurred additional short term and long term borrowings to finance its capital expenditures during the period.

         Capital expenditures through August 4, 1995 approximated $12,563,000. Expenditures were mainly for building improvements, sewing, laundry, cutting and warehousing equipment, and computer systems. As of August 4, 1995, the Company had commitments for future capital expenditures of approximately $944,000.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibit 10.53          Amendment No. 15 dated August 1, 1995 to
                                    Accounts Financing Agreement dated August 2,
                                    1990 between Congress Financial Corporation
                                    (Southwest)and Farah U.S.A., Inc.

             Exhibit 10.54          First Amendment dated August 25, 1995 to
                                    Lease Agreement between Farah U.S.A.,
                                    Inc. and Bank of America National Trust &
                                    Savings Association dated December 8, 1994.

             Exhibit 10.55          First Amendment dated August 25, 1995 to
                                    Guaranty between Farah U.S.A., Inc. and
                                    Bank of America National Trust & Savings
                                    Association dated December 8, 1994.

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

                               FARAH INCORPORATED




Date:        September 15, 1995
                                 /s/ James C. Swaim
                                 James C. Swaim
                                 Executive Vice President
                                 Principal Financial Officer




                                 /s/ Russell G. Gibson
                                 Russell G. Gibson
                                 Principal Accounting Officer



                      FARAH INCORPORATED AND SUBSIDIARIES

                          FORM 10-Q INDEX TO EXHIBITS

                                 August 4, 1995


                                                                                         Page
                    Description                                          Number
Exhibit 10.53       Amendment No. 15 dated August 1, 1995 to Accounts      11
                    Financing Agreement dated August 2, 1990 between
                    Congress Financial Corporation (Southwest) and
                    Farah U.S.A., Inc.

Exhibit 10.54       First Amendment dated August 25, 1995 to Lease         15
                    Agreement between Farah U.S.A., Inc. and Bank
                    of America National Trust & Savings Association
                    dated December 8, 1994.

Exhibit 10.55       First Amendment dated August 25, 1995 to Guaranty      19
                    between Farah U.S.A., Inc. and Bank of America
                    National Trust & Savings Association dated
                    December 8, 1994.

Exhibit 11          Statement regarding computation of net income          23
                    (loss) per share.

Exhibit 27          Financial Data Schedule                                24
