Form 10-K
period 1995-11-03
FARAH INC
filed 1996-01-29
CIK 34501

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-K
Mark One
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     X       THE  SECURITIES  EXCHANGE  ACT OF 1934 (FEE
             REQUIRED)   For  the   Fiscal   Year  Ended
                       November 3, 1995
                                OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
        Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
        Title of each class                         on which registered
        Common Stock,No par value                 New York Stock Exchange

        Securities  registered  pursuant to Section 12(g) of the Act:
                 8.5% Convertible Subordinated Debenture
                       due February 1, 2004

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No ___

     As of January 12, 1996 there were outstanding 10,155,568 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on January 12, 1996) was $50,558,070.

                 DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following document are incorporated by reference into the indicated part or parts of this report:

      Annual Report to Shareholders for fiscal year ended November 3, 1995

          - Parts I and II (attached as Exhibit 13 hereto).

           Proxy Statement Dated January 29, 1996 - Part III.

               THE EXHIBIT INDEX IS ON PAGE 16 OF FORM 10-K

Item 1.  Business

General

         The Company, founded in 1920, is a leading manufacturer and marketer of apparel for men and boys. The Company was incorporated in Texas in 1947 as Farah Manufacturing Company, Inc. The name of the Company was changed to Farah Incorporated in 1987.

         The Company is organized as three distinct operating divisions: Farah U.S.A., Farah International and Value Slacks. Farah U.S.A. (73% of consolidated revenue for fiscal 1995) manufactures and sells a variety of casual and dress apparel to retailers throughout the United States. Farah International (20% of consolidated revenue for fiscal 1995) manufactures and sells apparel in several countries in Europe, Australia and Asia. Farah International's primary markets are the United Kingdom, Australia and New Zealand. Value Slacks (7% of consolidated revenue for fiscal 1995) operates retail stores which sell apparel manufactured by the Company for these stores, close-outs and seconds from Farah U.S.A., and a limited amount of merchandise purchased from third parties. As of November 3, 1995, Value Slacks had 38 retail stores, all located in the United States.

Products

         The Company manufactures high quality, medium priced apparel for men and boys. The Company's products include casual slacks, dress slacks, suit separates (matching pants and sportcoats which may be mixed and matched to accommodate retail customer size preferences), sportcoats and shorts. The Company's products are sold under four primary labels: Savane(R), Farah Clothing Company(R), Farah(R) and John Henry(R). In addition, the Company manufactures and sells private label products for certain customers.

         The Company's apparel products are manufactured with an array of fabrics that emphasize comfort, fit and performance. The Company is known for its use of "performance fabrics" that maintain a fresh, neat appearance. The Company's product lines primarily use 100% cotton fiber and blended fabrics (cotton/polyester or wool/polyester). Most of the Company's Savane products are offered with PROCESS 2000(R). PROCESS 2000 is the Company's trademark, first introduced by the Company in late fiscal 1989, used to describe the wrinkle resistant features of the Savane garments. PROCESS 2000 fabrics are soft, wrinkle and shrink resistant and behave like "permanent press." The Company also sells products under the Farah/Farah Clothing Company and John Henry labels and private label products using wrinkle resistant technologies.

         Additional information with respect to the Company's significant labels is as follows:

         Savane -- This label is used primarily for casual slacks and shorts that are made from 100% cotton fabrics and are treated with PROCESS 2000. Savane is also offered in certain dress products. The Savane product line is primarily targeted to the men's casual wear segment. The Savane product line is sold primarily to better department stores. The Company has positioned the Savane product as a high quality garment using better fabrics and finer workmanship. In addition to men's products, the Company offers slacks for boys and shorts under the Savane label and is in process of introducing women's slacks in 1996.

         Farah/Farah Clothing Company -- These labels are used primarily for dress slacks and suit separates made from blended fibers. The Company also sells a line of casual slacks with these labels which are made from 100% cotton. Some casual slacks with these labels are fabricated using wrinkle resistant technologies. Farah/ Farah Clothing Company are primarily sold to department stores and national chains.

         John Henry -- This label is primarily used for higher fashion dress slacks and suit separates produced from blended fabrics. The John Henry line is sold to better department stores and certain of the products use wrinkle resistant technologies.

         Private  Label  --  The  Company  primarily   produces  casual  wrinkle
resistant product for various retailers using their own labels. Such product is produced to customers' specifications.

Farah U.S.A.

         General. Farah U.S.A. produces and sells a variety of casual and dress clothing lines to retailers throughout the United States. Substantially all of Farah U.S.A.'s apparel is produced at Farah U.S.A. factories in Mexico or Costa Rica or by third party contractors. Farah U.S.A.'s products are directed to the men's and boy's segments of the apparel industry, with approximately 90% of branded sales in fiscal 1995 in the men's segment. Farah U.S.A. also offers its products to the young men's segment of the apparel industry, but this area has not traditionally been an area of high volume because of the fashion orientation
in this segment of the  industry.   In fiscal 1992,  Farah U.S.A.  established
a private label division to manufacture and sell private label products for certain customers. Sales in the private label division represented 17% of Farah U.S.A. sales in fiscal 1995.

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

         Farah U.S.A. purchases its fabric and trim requirements, such as pocketing, linings, belts, buttons, zippers and thread predominately from domestic sources. No single supplier of raw materials is critical to Farah U.S.A.'s long-term production needs. Although the Company believes that alternative sources of supply exist in the event Farah U.S.A. needs to seek additional or replacement suppliers, short-term disruptions could occur if certain suppliers cease to serve as sources of supply. The order lead time for fabrics is approximately two to six months. Payment terms are generally 60 days. All fabrics are delivered to the Company's cloth cutting facility in El Paso, Texas. Quality control procedures are in place to test for flaws, coloring, stretch, shrinkage and other characteristics.

         After fabrics are cut, they are inspected, batched and packed for shipment to one of Farah U.S.A.'s offshore manufacturing plants or to third party contractors. Farah U.S.A. uses company-owned factories in Mexico and Costa Rica or third party contractors to sew all of its products. All products are then finished at the Company's laundry and pressing facilities in the United States, Mexico or Costa Rica. In fiscal 1995 approximately 65% of Farah U.S.A.'s total production was sewn in its own factories, with the balance sewn by independent contractors. Farah U.S.A. performs most sewing and finishing offshore in order to keep production costs low. The offshore plants pack the finished garments and ship them back to El Paso for distribution to Farah U.S.A.'s customers.

         Orders from retailers are filled from inventory at the Company's facility in El Paso. Most shipments to retailers are sent directly to the retailers' stores or to independent distribution centers. Certain retailers pick up their goods at the El Paso facility.

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

         The Company uses a computer system which was first implemented in fiscal 1990 as part of a company-wide program to increase quality and customer service. The system operates with laptop computers that the Farah U.S.A. sales force carries with them as they contact retailers. This system maintains timely, accurate data on style numbers, prices and size charts (size charts describe the distribution of sizes that a retailer typically sells). The system also provides up-to-date, easily accessible data on inventories, customer orders and production backlogs. With the system, the sales force can execute orders more efficiently and assist the retailer in attaining higher margins by reducing inventory imbalances.

         Farah U.S.A. employs regional corporate account executives who are directly responsible for certain major retail accounts. Farah U.S.A. employs a field sales force who report to one of the corporate account executives and are responsible for the primary relationship with smaller retailers.

         In addition, Farah U.S.A. employs merchandise coordinators who visit retail store accounts that carry the Company's branded product and provide services, such as training and education of in-store sales personnel about the Company's products; straightening slacks and ensuring that displays are neat and orderly; responding to customer questions and comments; and ensuring that the stores are satisfied with their level of service. These individuals report to members of the sales force.

         Advertising. Farah U.S.A.'s advertising program is comprised of national media advertising and participation in cooperative advertising programs with retailers. In fiscal 1994 and 1995, Farah U.S.A. ran national television advertising campaigns for the Savane product line. These advertisements ran on major networks and cable television. The Company is in process of reducing its national advertising campaigns in 1996 in favor of more cost effective print media and cooperative advertising. In cooperative advertising programs, the Company and individual retailers combine their efforts and share the costs of local television, radio and newspaper advertisements and in-store advertising and promotional events featuring the Company's branded products. Farah U.S.A. has used in-store marketing techniques, such as providing retailers with attractive tables for the display of pants.

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

         Several of Farah's main competitors entered the wrinkle resistant casual slacks market in 1994. Levi introduced a Dockers(R) label, all cotton, wrinkle resistant product line and devoted substantial financial resources to develop and market this new line. Levi and certain other competitors have larger financial and marketing resources and, therefore, offer significant competition to the Farah and Savane labels. Such competition adversely affected the price of Savane products and resulted in a reduction of Farah's share of the wrinkle resistant slacks market in 1995.

Farah International

         Farah International sells apparel in its primary markets; the United Kingdom, Australia and New Zealand. Farah International produces most of its products in two locations and third party contractors produce the remainder. Wholly-owned plants in Ireland supply the United Kingdom market, and two factories  in Fiji  operated  by a 50%  joint  venture  supply  the  markets  in
Australia and New Zealand. The Company continually examines the cost effectiveness of its suppliers, including Company-owned facilities, and from time to time shifts production to lower cost suppliers. Approximately 85% of 1995 production was sourced from the Company-owned manufacturing facilities. The Company products are sold internationally primarily under the Farah and Savane labels, as well as private labels.

         Farah International products primarily include dress and casual slacks and shirts and sweaters manufactured by third parties. Farah International's products are designed for the specific styles and tastes of the markets in which they are sold and differ from Farah U.S.A. apparel. During fiscal 1995 the majority of Farah International's products were made from polyester fabrics or blended fabrics with a high polyester content, as opposed to natural fibers which are more popular in the United States.

         The United Kingdom is Farah International's principal market and in fiscal 1995 accounted for approximately 65% of its sales. Distribution channels in the United Kingdom are significantly different from those in the United States in that retailers carry more private label products than branded products. Farah International's primary distribution channels in the United Kingdom are large retail outlets and independent men's wear stores.

         Farah Australia and Farah New Zealand accounted for approximately 33% of Farah International's sales in fiscal 1995. Farah New Zealand was opened in fiscal 1990 under the same management as Farah Australia.

         For information regarding the sales, operating profits and assets of the Company in each of the geographic segments in which the Company operates, see Note 10 of Notes to Consolidated Financial Statements.

Value Slacks

         Value Slacks stores offer Farah U.S.A.'s seconds, irregulars and excess merchandise, combined with some merchandise manufactured specifically for Value Slacks. Value Slacks began with one outlet store in downtown El Paso in 1968 and has added locations as the Company's production has grown. Value Slacks operated 38 retail outlet stores as of November 3, 1995, all of which were located in the United States. The stores are generally 2,000 to 5,000 square feet and are generally located in suburban outlet malls or strip centers.

         In prior years, the majority of Value Slacks' stores were in Puerto Rico. As the factory outlet store concept gained acceptance in the United States, Value Slacks began reducing operations in Puerto Rico and expanding in the United States. By the end of the fourth quarter of 1995, all Puerto Rican stores were closed.

Customers

         The Company's primary customers are department stores. The Company's ten largest customers accounted for approximately 54% of the Company's consolidated revenues during fiscal 1995. In fiscal 1995, Federated Department Stores accounted for $30,191,000 (12.5%) of the Company's consolidated sales.

Trademarks

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

Backlog

         Many of Farah U.S.A.'s major customers participate in an inventory replenishment concept referred to as "Quick Response" as previously discussed. As a result, customers tend to place orders close to delivery dates. Because of the trend toward Quick Response, orders which are received are not necessarily firm commitments. Therefore, the Company does not consider customer orders to be "backlog" or necessarily an indication of future sales.

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

Regulation

         Substantially all of the Company's production is manufactured abroad, either in its foreign factories or through arrangements with independent foreign contractors. As a result, the Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's facilities or contractors are located, the imposition of additional regulations relating to imports or duties, taxes and other charges on imports, any significant fluctuation of the value of the dollar against foreign currencies and restrictions on the transfer of funds. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and certain foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. However, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in other countries with available quotas or to domestic factories. The Company's apparel products that are imported from its factories in Mexico and Costa Rica are eligible for certain duty-advantaged programs historically known as "807 Programs." With the advent of the North American Free Trade Agreement (NAFTA), import quota regulations are not as significant as in prior years.

Employees

         As of November 3, 1995, the Company had approximately 5,200 employees. As of that date, Farah U.S.A., Farah International and Value Slacks had approximately 4,500, 500 and 200 employees, respectively. Of these employees, approximately 400 were either salaried or paid based on sales commissions earned and the remainder were paid on an hourly basis or on the basis of production. Approximately 115 of Farah U.S.A.'s United States employees are members of the Amalgamated Clothing and Textile Union and approximately 1,830 of its employees are members of various unions in Mexico. The collective bargaining agreement with the Company's United States employees expires in February 1997. The collective bargaining agreements for the Company's employees in Mexico expired in December 1995 and January 1996, and are currently under negotiation. The Company considers its relations with its employees to be good.

Environmental Regulations

         Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material effect on the capital expenditures, earnings or competitive position of the Company.

Derivative Financial Instruments

         In 1995, the Company did not utilize derivative financial instruments.

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

         The following table reflects the general location, use and approximate size of the Company's significant real properties currently in use or under construction:


                                                               Approximate      Owned/
  Location                          Use                       Square Footage  Leased (1)
  --------                          ---                       --------------  ----------
El Paso, Texas                 Garment manufacturing plant         116,000     Owned (2)
Chihuahua, Mexico              Garment manufacturing plant          54,000     Owned
San Jose, Costa Rica           Garment manufacturing plant         124,000     Owned
Cartago, Costa Rica            Garment manufacturing plant          77,000     Owned
Galway & Kiltimagh, Ireland    Two garment manufacturing plants     59,000     Owned
Auckland, New Zealand          Office/Warehouse                      9,000     Owned
El Paso, Texas                 Garment manufacturing plant,      1,033,000     Leased (3)
                                warehouse and office facility
El Paso, Texas                 Garment manufacturing plant         201,000     Leased
Piedras Negras, Mexico         Five garment manufacturing plants   193,000     Leased
Ballyhaunis, Ireland           Garment manufacturing plant          24,000     Leased
Sydney, Australia              Office/Warehouse                     29,000     Leased
Suva, Fiji                     Two garment manufacturing plants     35,000     Leased (4)
Witham, United Kingdom         Office/Warehouse                     57,000     Leased
Retail locations in the
    United States              38 Retail stores                    117,000     Leased

     (1) See Note 8 of Notes to Consolidated Financial Statements for a discussion of lease terms.
     (2) Plant currently used for storage. Underlying land is leased through February 2002.
     (3) Originally owned by the Company and sold and leased back in 1988. Initial lease term is ten years ending in 1998. In fiscal 1992, approximately 45% of the Company's El Paso building was subleased to a third party for a term approximating six and a half years.
     (4) By a 50% joint venture.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                  PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The information required under this item is set forth under the caption "Common Stock" on page 22 of the Company's Annual Report to Shareholders for the fiscal year ended November 3, 1995 and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         The information required under this item is set forth under the caption "Selected Financial Data" on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended November 3, 1995 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required under this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 28 of the Company's Annual Report to Shareholders for the fiscal year ended November 3, 1995 and is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of Farah Incorporated and Subsidiaries included in the Company's Annual Report to Shareholders for fiscal year ended November 3, 1995 on page 8 through 22 are incorporated herein by reference:

       Quarterly Data (Unaudited) - Supplementary Data for
               fiscal years 1995 and 1994
       Consolidated  Statements of Operations - Years ended  November
               3, 1995, November 4, 1994 and November 5, 1993
       Consolidated Balance Sheets - November 3, 1995 and November 4, 1994 Consolidated Statements of Shareholders' Equity - Years
               ended November 3, 1995 November 4, 1994 and November 5, 1993 Consolidated Statements of Cash Flows - Years ended
               November 3, 1995, November 4, 1994 and November 5, 1993 Notes to Consolidated Financial Statements - November 3, 1995,
               November 4, 1994 and November 5, 1993
       Report of Independent Public Accountants

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

         None

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is set forth under the caption "Directors and Executive Officers" on pages 4 and 5, and "Performance of the Common Stock" and "Stock Option and Compensation Committee Report on Executive Compensation" on pages 12 and 13 of the Company's Proxy Statement dated January 29, 1996 prepared in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

         The information required under this item is set forth under the caption "Compensation of Executive Officers" on pages 7 through 10 of the Company's Proxy Statement prepared in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The information required under this item is set forth under the caption "Ownership of Common Stock" on pages 2 and 3 of the Company's Proxy Statement prepared in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is set forth under the captions "Certain Matters Involving Directors and Shareholders" and "Compensation of Directors" on pages 6, 10 and 11, respectively, of the Company's Proxy Statement prepared in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The consolidated financial statements and notes together with the Report of Independent Public Accountants and Selected Financial Highlights as included in the Company's Annual Report to Shareholders for fiscal year ended November 3, 1995 filed with this Annual Report on Form 10-K are incorporated herein by reference (only the financial statements listed below, which are included in the Annual Report to Shareholders for the fiscal year ended November 3, 1995, are filed herewith and the remainder of the Annual Report to Shareholders for the fiscal year ended November 3, 1995 is furnished to the Commission for its information):

         Consolidated  Statements of Operations - Years ended  November 3, 1995,
                  November 4, 1994 and November 5, 1993
         Consolidated Balance Sheets - November 3, 1995 and November 4, 1994 Consolidated Statements of Shareholders' Equity - Years ended
                  November 3, 1995, November 4, 1994 and November 5, 1993 Consolidated Statements of Cash Flows - Years ended
                  November 3, 1995, November 4, 1994 and November 5, 1993
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants
         Quarterly Data (unaudited) - Supplementary Data for
                  fiscal years 1995 and 1994
         Selected Financial Data for fiscal years ended 1991 to 1995

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

         (c)      Exhibits.

3        Articles of Incorporation and Bylaws.

* 3.1  Restated  Articles of  Incorporation  dated March 17, 1988 (filed as
       Exhibit 3.1 to Form S-3 as of March 25, 1994).

* 3.2 Amendment to the Articles of Incorporation of Farah Incorporated dated March 26, 1993 (filed as Exhibit 3.2 to Form S-3 on March 25,
       1994).

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

10       Material Contracts.

* 10.1 Amended and Restated Employment Agreement dated August 2, 1994 (filed as Exhibit 10.52 to Form 10-Q dated August 5, 1994).

* 10.2 Amended and Restated Employment Agreement dated August 25, 1994 (filed as Exhibit 10.3 to Form 10-K dated November 4, 1994).

* 10.3 Amended and Restated Employment Agreement dated August 25, 1994 (filed as Exhibit 10.4 to Form 10-K dated November 4, 1994).

* 10.4 Net Lease, dated as of May 16, 1988, between Farah U.S.A., Inc. and Far Pass Realty Associates, Ltd. (filed as Exhibit 5 to Form 8-K dated May 25, 1988).

* 10.5 Guarantee of Lease by Farah Incorporated (filed as Exhibit 6 to Form 8-K dated May 25, 1988).

* 10.6 Pledge Agreement by Farah U.S.A., Inc. to Far Pass Realty Associates, Ltd. (filed as Exhibit 7 to Form 8-K dated May 25, 1988).

* 10.7 Amended and Restated Farah Manufacturing Company, Inc. 1986 Stock Option Plan, and Form of Stock Option Agreement (filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8, Registration No. 2-75949).

* 10.8 Farah Manufacturing Company, Inc. Executive Stock Option Plan, as amended, and form of Stock Option Agreement (filed as Exhibit 10.29 to Form 10-K as of October 31, 1988).

* 10.9 Farah Incorporated 1988 Non-Employee Directors Stock Option Plan and form of Stock Option Agreement (filed as Exhibit 10.31 to Form 10-K as of October 31, 1988).

* 10.10 Accounts Financing Agreement (Security Agreement), dated August 2, 1990 between Farah U.S.A., Inc. ("Farah U.S.A.") and Congress Financial Corporation (Southwest) ("Congress") (filed as Exhibit 10.53 to Form 10-Q as of July 31, 1990).

* 10.11 Covenant Supplement to Accounts Financing Agreement (Security Agreement) dated August 2, 1990, between Farah U.S.A and Congress (filed as Exhibit
        10.54 to Form 10-Q as of July 31, 1990).

* 10.12 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated August 2, 1990, between Farah U.S.A. and Congress (filed as Exhibit 10.56 to Form 10-Q as of July 31, 1990).

* 10.13 Trade Financing Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated August 2, 1990, between Farah U.S.A. and Congress (filed as Exhibit 10.57 to Form 10-Q as of July 31, 1990).

* 10.14 Form of Pledge and Security Agreement,  dated August 2, 1990 (filed as
        Exhibit 10.58 to Form 10-K as of October 31, 1990).

* 10.15 Collateral Assignment of License, dated August 2, 1990, by Farah U.S.A. in favor of Congress (filed as Exhibit 10.60 to Form 10-Q as of July 31, 1990).

* 10.16 Estoppel and Consent Agreement, dated August 2, 1990 by Farah Incorporated("Farah")(filed as Exhibit 10.61 to Form 10-Q as of July 31,
        1990).

* 10.17 Deed of Trust and Security Agreement, dated July 30, 1990, by Farah U.S.A. and Farah in favor of Congress (filed as Exhibit 10.63 to Form 10-Q as of July 31, 1990).

* 10.18 Form of Guarantee and Waiver, dated August 2, 1990 (filed as Exhibit
        10.64 to Form 10-K as of October 31, 1990).

* 10.19 Collateral Assignment of Agreements, dated August 2, 1990, by Farah in favor of Congress (filed as Exhibit 10.68 to Form 10-Q as of July 31,
        1990).

* 10.20 Collateral Assignment of Agreements, dated August 2, 1990, by Farah Manufacturing Company of New Mexico, Inc. in favor of Congress (filed as Exhibit 10.69 to Form 10-Q as of July 31, 1990).

* 10.21 Subordination Agreement, dated August 2, 1990, by Farah U.S.A. and Farah (filed as Exhibit 10.70 to Form 10-Q as of July 31, 1990).

* 10.22 Form of Pledge and Security Agreement,  dated August 2, 1990 (filed as
        Exhibit 10.71 to Form 10-K as of October 31, 1990).

* 10.23 Trademark Collateral Assignment and Security Agreement, dated August 2, 1990, by Farah in favor of Congress (filed as Exhibit
        10.75 to Form 10-Q as of July 31, 1990).

* 10.24 Patent Collateral Assignment and Security Agreement, dated August 2, 1990, by Farah in favor of Congress (filed as Exhibit 10.76 to Form 10-Q as of July 31, 1990).

* 10.25 General Security Agreement, dated August 2, 1990, by Farah in favor of Congress (filed as Exhibit 10.77 to Form 10-Q as of July 31, 1990).

* 10.26 Form of General Security Agreement, dated August 2, 1990 (filed as
        Exhibit 10.78 to Form 10-K as of October 31, 1990).

* 10.27 Amendment No. 1, dated November 5, 1990, to Financing Agreements dated August 2, 1990 (filed as Exhibit 10.98 to Form 10-K as of October 31,
        1990).

* 10.28 Amendment No. 2 dated February 11, 1991, to Financing Agreements dated August 2, 1990 (filed as Exhibit 10.103 to Form 10-Q as of January 31,
        1991).

* 10.29 Sublease between Farah U.S.A., Inc. and The Tonka Corporation, dated January 6, 1992 (filed as Exhibit 10.107 to Form 10-K as of October 31,
        1991).

* 10.30 Farah Incorporated 1991 Stock Option and Restricted Stock Plan dated October 15, 1991 (filed as Exhibit 10.108 to Form 10-K as of October 31,
        1991).

* 10.31 Amendment No. 3 dated January 29, 1992, to Financing Agreements dated August 2, 1990 (filed as Exhibit 10.112 to Form 10-Q as of February 7,
        1992).

* 10.32 Amendment No. 4 dated June 25, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.118 to Form 10-Q as of August 7, 1992).

* 10.33 Amendment No. 5 dated August 31, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.119 to Form 10-Q as of August 7, 1992).

* 10.34 Amendment No. 6 dated September 4, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest)and Farah U.S.A., Inc. (filed as Exhibit 10.120 to Form 10-Q as of August 7, 1992).

* 10.35 Amendment No.7 dated September 16, 1992, to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.121 to Form 10-Q as of August 7, 1992).

* 10.36 Stock Purchase Agreement dated August 4, 1992, between Farah Incorporated and Marciano Investments, Inc. (filed as Exhibit 10.122 to Form 10-Q as of August 7, 1992).

* 10.37 Letter Agreement dated October 28, 1992, amending the Accounts Financing Agreement dated August 2, 1990 between Farah U.S.A., Inc. and Congress Financial Corporation (Southwest), (filed as Exhibit 10.125 to Form 10-K as of November 6, 1992).

* 10.38 Amended and Restated Farah Savings and Retirement Plan, as of January 1, 1991, (filed as Exhibit 10.125 to Form 10-K as of November 6, 1992).

* 10.39 Amended and Restated Stock Purchase Agreement dated March 12, 1993 (amending and restating the stock purchase agreement dated February 23, 1993) between Farah Incorporated, the Georges Marciano Trust and the Paul Marciano Trust, (filed as Exhibit 10.128 to Form 10-Q as of May 7,
        1993).

* 10.40 Amendment No. 8 to Financing Agreements as of May 7, 1993 between Farah U.S.A., Inc. and Congress Financial Corporation (Southwest), (filed as Exhibit 10.129 to Form 10-Q as of May 7, 1993).

* 10.41 Amendment No. 9 dated July 16, 1993 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc., (filed as Exhibit 10.130 to Form 10-Q as of August 6, 1993).

* 10.42 Deferred Compensation Agreement dated December 20, 1993 (filed as
        Exhibit 10.45 to Form 10-K as of November 4, 1994).

* 10.43 Deferred Compensation  Agreements dated December 16, 1994 (filed as
        Exhibit 10.46 to Form 10-K as of November 4, 1994).

* 10.44 Amendment No. 10 dated November 5, 1993 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.49 to Form 10-K as of November 5, 1993).

* 10.45 Amendment No. 11 dated January 21, 1994 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.50 to Form 10-Q dated February 4, 1994).

* 10.46 Amendment No. 12 dated July 14, 1994 to Accounts Financing dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.53 to Form 10-Q dated August 5, 1994).

* 10.47 Lease Agreement between Farah U.S.A., Inc. and Bank of America National Trust & Savings Association dated December 8, 1994 (filed as Exhibit
        10.50 to Form 10-K  dated  November  4, 1994).

* 10.48 Amendment No. 13 dated March 7, 1995 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.51 to Form 10-Q as of May 5, 1995).

* 10.49 Amendment No. 14 dated April 5, 1995 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.52 to Form 10-Q as of August 4, 1995).

* 10.50 Amendment No. 15 dated August 1, 1995 to Accounts Financing Agreement dated August 2, 1990 between Congress Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed as Exhibit 10.53 to Form 10-Q as of August 4, 1995).

* 10.51 First Amendment dated August 25, 1995 to Lease Agreement between Farah U.S.A., Inc. and Bank of America National Trust & Savings Association dated December 8, 1994 (filed as Exhibit 10.54 to Form 10-Q as of August 4, 1995).

* 10.52 First Amendment dated August 25, 1995 to Guaranty between Farah U.S.A., Inc. and Bank of America National Trust & Savings Association dated December 8, 1995 (filed as Exhibit 10.55 to Form 10-Q as of August 4, 1995).

  10.53  Amended and Restated Employment Agreement dated July 10, 1995.

  10.54   Form of Deferred Compensation Agreements dated December 21, 1995.


      *Incorporated herein by reference.


      13       Annual Report to Shareholders for Fiscal Year 1995

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

                                     FARAH INCORPORATED
                                     (Registrant)


                                     /s/ James C. Swaim
                                     ------------------------------------------
                                     James C. Swaim
                                     Principal Financial Officer

                                     /s/ Russell G. Gibson
                                     ------------------------------------------
                                     Russell G. Gibson
                                     Principal Accounting Officer

Dated:      January 29, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 29, 1996.



/s/ Richard C. Allender                      /s/ Michael R. Mitchell
------------------------------------         -----------------------------------
Richard C. Allender                          Michael R. Mitchell
Principal Executive Officer, Director        Director

/s/ Clark L. Bullock                         /s/ Timothy B. Page
------------------------------------         -----------------------------------
Clark L. Bullock                             Timothy B. Page
Director                                     Director

/s/ Christopher L. Carameros                 /s/ Charles J. Smith
------------------------------------         -----------------------------------
Christopher L. Carameros                     Charles J. Smith
Director                                     Director

/s/ Sylvan Landau                            /s/ James C. Swaim
------------------------------------         -----------------------------------
Sylvan Landau                                James C. Swaim
Director                                     Director

                 FARAH INCORPORATED AND SUBSIDIARIES

               FORM  10-K  INDEX TO  ATTACHED  EXHIBITS
           (All  Exhibits  listed are on pages 17 through 59)


                                                                          Page
                                                                         Numbers

Exhibit 10.53      Amended and Restated Employment Agreement               17
                   dated July 10, 1995.

Exhibit 10.54      Form of Deferred Compensation Agreements dated          25
                   December 21, 1995.

Exhibit 13         Annual Report to Shareholders for Fiscal                29
                   Year 1995.

Exhibit 21         Subsidiaries of Farah Incorporated.                     57

Exhibit 23         Consent of Independent Public Accountants.              58

Exhibit 27         Financial Data Schedule                                 59