Form 10-Q
period 1996-02-04
FARAH INC
filed 1996-03-06
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-Q
Mark One

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarter Ended February 4, 1996

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

         As of March 5, 1996 there were outstanding 10,162,936 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   FARAH INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          QUARTERS ENDED FEBRUARY 4, 1996 AND FEBRUARY 3, 1995
-------------------------------------------------------------------------------
                                (Unaudited)

                                                    (Thousands of dollars
                                                    except per share data)
                                                February 4,       February 3,
                                                    1996              1995
                                               --------------    --------------

Net sales                                        $    51,510           49,949
Cost of sales                                         37,713           37,138
                                               --------------    --------------

    Gross profit                                      13,797           12,811

Selling, general and administrative expenses          13,789           14,434
                                               --------------    --------------

     Operating income (loss)                               8           (1,623)
                                               --------------    --------------

Other income (expense):
     Interest expense                                 (1,365)            (691)
     Interest income                                     236              197
     Foreign currency transaction gains                   67              175
     Other, net                                          210               14
                                               --------------    --------------
                                                        (852)            (305)

     Loss before provision (benefit)
            for income taxes                            (844)          (1,928)

     Provision (benefit) for income taxes                145             (673)
                                               --------------    --------------

     Net loss                                           (989)          (1,255)

Retained earnings:
     Beginning                                         1,560           14,501
                                               --------------    --------------

     Ending                                      $       571           13,246
                                               ==============    ==============

Net loss per share                               $     (0.10)           (0.12)
                                               ==============    ==============

Weighted average shares of common stock
   outstanding                                    10,149,070       10,096,111
                                               ==============    ==============


                       FARAH INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 4, 1996 AND FEBRUARY 3, 1995
-------------------------------------------------------------------------------
                                  (Unaudited)

                                                    (Thousands of dollars)
                                                 February 4,        November 3,
                                                     1996               1995
                                              --------------     --------------
ASSETS
Current assets:
  Cash                                        $       4,221              3,657
  Trade Receivables, net                             30,057             39,824
   Inventories:
        Raw materials                                11,366             13,391
        Work in process                              12,185             14,429
        Finished goods                               44,080             44,943
                                              --------------     --------------
                Total inventories                    67,631             72,763
   Other current assets                              11,811             11,667
                                              --------------     --------------
                Total current assets                113,720            127,911

Note receivable                                       5,518              5,600
Property, plant and equipment, net                   33,113             33,363
Other non-current assets                              7,034              6,953
                                              --------------     --------------
                                              $     159,385            173,827
                                              =============      ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                            $      38,252             44,779
   Current installments of long-term debt             2,277              2,407
   Trade payables                                    14,911             17,644
   Other current liabilities                         10,761             14,073
                                              --------------     --------------
                 Total current liabilities           66,201             78,903

Long-term debt, excluding current
 installments                                        12,606             12,568
Other non-current liabilities                         3,159              3,136

Deferred gain on sale of building                     4,742              5,250

Shareholders' equity:
   Common stock, no par value,
     $.01 stated value, 20,000,000
     shares authorized; issued 10,191,843
     in 1996 and 10,181,601 in 1995                  46,024             46,024
   Additional paid-in capital                        29,644             29,425
   Cumulative foreign currency
     translation adjustment                          (1,818)            (1,295)
   Minimum pension liability adjustment              (1,635)            (1,635)
   Retained earnings                                    571              1,560
                                              --------------     --------------
                                                     72,786             74,079

   Less: Treasury stock, 36,275 shares in
    1996 and 1995, at cost                              109                109
                                              --------------     --------------
           Total shareholders' equity                72,677             73,970
                                              --------------     --------------
                                              $     159,385            173,827
                                              ==============     ==============


                    FARAH INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            QUARTERS ENDED FEBRUARY 4, 1996 AND FEBRUARY 3, 1995
-------------------------------------------------------------------------------
                               (Unaudited)
                                                    (Thousands of dollars)
                                                   1996               1995
                                             ----------------    --------------
Cash flows from (used in)
 operating activities:
     Net loss                                $         (989)           (1,255)

     Adjustments to reconcile net
      loss to net cash from (used in)
      operating activities:
            Depreciation and amortization             1,325               881
            Amortization of deferred gain on
              building sale                            (508)             (508)
     Decrease (increase) in:
                 Trade receivables                    9,767             9,718
                 Inventories                          5,132            (4,438)
                 Other current assets                  (144)           (3,293)
     Increase (decrease) in:
                 Trade payables                      (2,733)           (4,983)
                 Other current liabilities           (3,093)           (5,169)
                                             ----------------    --------------

                   Net cash from (used
                   in)operating activities            8,757            (9,047)
                                             ----------------    --------------

Cash flows used in investing activities:
     Purchases of property, plant
       and equipment                                   (667)           (3,509)
                                             ----------------    --------------

                   Net cash used in
                    investing activities               (667)           (3,509)
                                             ----------------    --------------

Cash flows from (used in)
  financing activities:
     Net increase (decrease)
       in short-term debt                            (6,527)           10,065
     Proceeds from issuance
       of long-term debt                                  3             3,692
     Repayment of long-term debt                       (603)             (517)
     Proceeds from sale of common stock                   -                86
     Other                                              124                66
                                             ----------------    --------------

                  Net cash from (used in)
                   financing activities              (7,003)           13,392
                                             ----------------    --------------

Foreign currency translation adjustment                (523)             (280)
                                             ----------------    --------------

Net increase in cash                                    564               556

Cash, beginning of quarter                            3,657             2,372
                                             ----------------    --------------

Cash, end of quarter                         $        4,221             2,928
                                             ================    ==============

Supplemental cash flow disclosures:
     Interest paid                           $        1,419               651
     Income taxes paid                                  299             1,425
     Assets acquired through direct
        financing loans or capital leases               508               976


                       FARAH INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange  Commission.  As a result,  certain  information  and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K.

2. The foregoing financial information reflects all adjustments (which consist only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows for the interim periods.

3. The Company maintains its fiscal year on a 52/53 week fiscal year basis. Effective in the first quarter of 1996, the Company revised its fiscal month-end from Friday to the following Sunday. The change was implemented to conform the Company's accounting period to the month-end shipping pattern required by customers and to minimize overtime and transportation costs. The effect of the change was an increase in net sales of approximately $2,383,000 and was not material to gross profit for the first quarter of 1996.

                       FARAH INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following sets forth, certain financial data as percentages of net sales:

                                                               First Quarter Ended
                                                        ---------------------------------
                                                            1996                1995
                                                        --------------      -------------
                 Net sales:
                      Farah U.S.A.                              72.6%               72.7%
                      Farah International                        19.4               18.7
                      Value Slacks                                8.0                8.6
                                                        --------------      -------------
                 Total net sales                                100.0              100.0
                 Cost of sales                                   73.2               74.4
                                                        --------------      -------------
                      Gross profit                               26.8               25.6
                 Selling, general and
                   administrative expenses                       26.8               28.9
                                                        --------------      -------------
                      Operating income (loss)                     0.0               -3.3
                 Other expense, net                               1.6                0.6
                                                        --------------      -------------
                      Loss before income taxes                   -1.6               -3.9
                  Income tax expense (benefit)                    0.3               -1.4
                                                        --------------      -------------
                       Net loss                                 -1.9%              -2.5%
                                                        ==============      =============

         Consolidated sales for the first quarter of fiscal 1996 increased by $1,561,000 (3.1%) compared to the first quarter of fiscal 1995. Sales increased at Farah U.S.A. and Farah International by 3% and 7%, respectively, and were down at Value Slacks by 4%.

         Farah U.S.A. sales for the first quarter of fiscal 1996 were $37,386,000 compared to $36,334,000 in the first quarter of 1995. Unit sales increased 5% while the average unit selling price decreased 2%. Overall, the retail market in the U.S. remained soft in the first quarter with continued competitive and promotional pressures having a negative impact on first quarter sales. The reduction in the average unit selling price was also due to the change in product mix, with the Company selling fewer coats and more private label product this year compared to last year. Sales of Savane(R) product increased 31% in the first quarter of 1996 compared to 1995. The sales increase was due to the introduction of the Savane(R) Soft Wash(TM) labeled product, an increase in sales of seasonal product and the introduction of Savane suit separates. Offsetting the Savane increase were decreases in Farah(R), Farah Clothing Co.(R) and John Henry(R) sales as certain customers re-positioned their business in these brands to other labels. Sales of private label products increased by 18% as a result of the addition of several new customers and new programs with existing customers compared to 1995.

         Farah International sales in the first quarter of 1996 were $9,982,000 compared to $9,320,000 in the first quarter of 1995. Unit volume increased 9% while the average unit selling price decreased 2%. Sales at Farah U.K. represented 63% of international sales and increased 6% for the quarter. Sales at Farah Australia and New Zealand, which represented 35% of total international sales, increased 14% in the first quarter of 1996 compared to 1995. Increases in international sales were mainly attributable to higher sales of Savane no wrinkle product and increased private label business.

         Value  Slacks  sales  in the  first  quarter  of 1996  were  $4,142,000 compared to $4,295,000 in the first quarter of 1995, a 4% decrease. At the end of the first quarter of 1996 the Company was operating 38 retail stores in the
U. S. At the end of the first quarter of 1995 the Company had 29 U.S. stores and 5 Puerto Rican stores. All Puerto Rican stores were closed by the end of the fourth quarter of 1995 and additional stores were opened in the U.S. during 1995. Overall store sales decreased due to the soft retail market nation-wide and, more specifically, in the U.S./Mexico border area due to the Mexican peso devaluation. Sales were also down in stores located in the Eastern United States as a result of severe weather conditions experienced during the period.

     As a percent of sales, gross profit was 26.8% in the first quarter of 1996 and 25.6% in the first quarter of 1995.

         Farah U.S.A. gross profit as a percent of sales was 22% in the first quarter of 1996 compared to 20% in the same period of 1995. The higher gross profit percent was attributable to increased sales of Savane product, which generally carry higher profit margins, combined with overall lower costs resulting from the reconfiguration of the Company's cost structure which began in 1995 and continued through the first quarter of 1996. Costs were also favorably impacted by the devaluation of the Mexican peso. The average exchange rate of the Mexican peso devalued by more than 85% in the first quarter of 1996 compared to the same period a year ago. Partially offsetting the reductions in costs were employee severance expenses recorded in the first quarter of 1996. The increase in the gross profit margin was also partially offset by increased sales of private label product which generally carry lower gross profit margins.

         Farah International gross profit as a percent of sales decreased from 35% in the first quarter of 1995 to 34% in the first quarter of 1996. Higher sales of private label product, which carry lower margins, combined with manufacturing inefficiencies in the Irish factories reduced this percentage.

         Value Slacks gross profit as a percent of sales decreased from 53% in the first quarter of 1995 to 50% in the first quarter of 1996. Promotional sales were higher in the first quarter of 1996 as a result of decreased market demand at retail during the 1995 holiday season.

         Selling, general and administrative expenses ("SG&A") as a percent of sales was 26.8% in the first quarter of 1996, down from 28.9% in the first quarter of 1995. SG&A was down 3% at Farah U.S.A., offset partially by an increase of 1% at Farah International and an increase of 3% at Value Slacks. At Farah U.S.A., the decrease in SG&A was attributable to a 32% decrease in advertising expense, combined with the effect of lower overall expenses resulting from company wide cost reduction efforts. The increase in SG&A at Farah International resulted from higher sales in retail concessions which carry higher expenses. At Value Slacks the increase resulted from higher advertising in an effort to stimulate sales during a competitive retail season.

         Other expense was $547,000 higher in the first quarter of 1996 compared to the first quarter of 1995. The increase was mainly attributable to increased net interest expense on higher debt levels. Partially offsetting this increase was higher royalty income from the Company's Savane and Process 2000(R) licensing agreements.

         Income tax expense was recorded in the first quarter of 1996 compared to an income tax benefit in the first quarter of 1995. The Company's effective tax rate varies with the mix of income or loss in countries in which the Company conducts its business. In addition, in the first quarter of 1995 deferred tax benefits were recognized associated with net operating loss carryforwards, while no such tax benefits were recognized in the first quarter of 1996.

Financial Condition

         The Company's primary Credit Agreement provides up to $50,000,000 of credit through July 1, 1997, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. Availability under the Credit Agreement is limited by formulas derived from accounts receivable and inventory. As of February 4, 1996, usage under the agreement was $38,647,000 and the excess credit line available was $8,035,000. As of February 4, 1996 the Company was in compliance with all covenants under the Credit Agreement.

         The Company also maintains a capital lease which originated in 1995 to acquire laundry, finishing, sewing and cutting equipment in Mexico, Costa Rica and the United States. As of February 4, 1996, the outstanding balance was $7,494,000. The lease contains certain financial covenants and as of February 4, 1996, the Company was in compliance with all such covenants.

         Net cash from operations in the first quarter of 1996 was $8,538,000, primarily as a result of a decrease in accounts receivable and inventories. Production levels were decreased in the first quarter in an attempt to better match inventory levels with current demand. The decrease in accounts receivable was consistent with the normal seasonality of the Company's business. The decrease in inventory levels and higher collections on accounts receivable also resulted in a decrease of short-term borrowings for the quarter. Somewhat offsetting the cash generated from the receivables and inventory decrease was a reduction in trade payables and accrued expenses. These reductions were a result of lower raw materials inventory purchases and seasonal payment of accrued expenses.

         Capital expenditures through February 4, 1996 approximated $1,175,000. Expenditures were mainly for manufacturing equipment and information systems. As of February 4, 1996, the Company had commitments for future capital expenditures of approximately $140,000.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

             Exhibit 11                     Statement regarding computation of
                                            net loss per share.

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

                                       FARAH INCORPORATED




Date:        March 6, 1996             /s/ Richard C. Allender
                                       Richard C. Allender
                                       Chairman, Principal Executive Officer

                                       /s/ Russell G. Gibson
                                       Russell G. Gibson
                                       Principal Accounting Officer

                        FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                FEBRUARY 4, 1996


                                                                        Page
                               Description                             Number
Exhibit 11               Statement regarding computation of
                         net loss per share.                             11

Exhibit 27               Financial Data Schedule                         12
