Form 10-Q
period 1996-05-05
FARAH INC
filed 1996-06-14
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                             FORM 10-Q
Mark One

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarter Ended May 5, 1996

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

     As of June 7, 1996 there were outstanding 10,167,811 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                      FARAH INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              Quarter and Six Months Ended May 5, 1996 and May 5, 1995
- -------------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)


                                                                Quarter Ended                   Six Months Ended
                                                    ----------------------------------   --------------------------------
                                                        May 5,             May 5,            May 5,           May 5,
                                                         1996               1995              1996             1995
                                                    ---------------    ---------------   ---------------   --------------
                                                                 (Thousands of dollars except per share data)
Net sales                                             $     64,058             56,782           115,568          106,731
Cost of sales                                               47,924             44,408            85,637           81,546
                                                    ---------------    ---------------   ---------------   --------------
    Gross profit                                            16,134             12,374            29,931           25,185

Selling, general and administrative expenses                15,792             17,618            29,581           32,052
                                                    ---------------    ---------------   ---------------   --------------

     Operating income (loss)                                   342            (5,244)               350          (6,867)
                                                    ---------------    ---------------   ---------------   --------------

Other income (expense):
     Interest expense                                      (1,268)            (1,121)           (2,633)          (1,812)
     Interest income                                           194                311               430              508
     Foreign currency transaction gains                         26                168                93              343
     Other, net                                                754                 28               964               42
                                                    ---------------    ---------------   ---------------   --------------
                                                             (294)              (614)           (1,146)            (919)

     Income (loss) before provision (benefit)
          for income taxes                                      48            (5,858)             (796)          (7,786)

     Provision (benefit) for income taxes                      224            (2,026)               369          (2,699)
                                                    ---------------    ---------------   ---------------   --------------

     Net loss                                                (176)            (3,832)           (1,165)          (5,087)

Retained earnings:
     Beginning                                                 571             13,246             1,560           14,501
                                                    ---------------    ---------------   ---------------   --------------
     Ending                                           $        395              9,414               395            9,414
                                                    ===============    ===============   ===============   ==============

Net loss per share                                    $     (0.02)             (0.38)            (0.11)           (0.50)
                                                    ===============    ===============   ===============   ==============

Weighted average shares of common stock
  outstanding                                           10,161,647         10,125,186        10,155,290       10,110,649
                                                    ===============    ===============   ===============   ==============

See accompanying notes to condensed consolidated financial statements.

                               FARAH INCORPORATED AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                 MAY 5, 1996 AND NOVEMBER 3, 1995
- ----------------------------------------------------------------------------------------------------------------
                                            (Unaudited)
                                                                              May 5,             November 3,
                                                                               1996                  1995
                                                                          ----------------     -----------------
                                                                                  (Thousands of dollars)
ASSETS
Current assets:
   Cash                                                                   $         3,701                 3,657
   Trade receivables, net                                                          36,496                39,824
   Inventories:
        Raw materials                                                               9,757                13,391
        Work in process                                                            11,816                14,429
        Finished goods                                                             37,806                44,943
                                                                          ----------------     -----------------
                                                                                   59,379                72,763
   Other current assets                                                            10,567                11,667
                                                                          ----------------     -----------------
                Total current assets                                              110,143               127,911

Note receivable                                                                     5,433                 5,600
Property, plant and equipment, net                                                 32,028                33,363
Other non-current assets                                                            7,160                 6,953
                                                                          ----------------     -----------------
                                                                           $      154,764               173,827
                                                                          ================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                         $       30,695                44,779
   Current installments of long-term debt                                           2,330                 2,407
   Trade payables                                                                  17,671                17,644
   Other current liabilities                                                       11,519                14,073
                                                                          ----------------     -----------------
                 Total current liabilities                                         62,215                78,903

Long-term debt, excluding current installments                                     12,136                12,568
Other non-current liabilities                                                       3,181                 3,136

Deferred gain on sale of building                                                   4,234                 5,250

Shareholders' equity:
   Common stock, no par value, $.01 stated value,
     authorized 20,000,000 shares; issued 10,200,586
     in 1996 and 10,181,601 in 1995                                                46,024                46,024
   Additional paid-in capital                                                      29,836                29,425
   Cumulative foreign currency
     translation adjustment                                                       (1,513)               (1,295)
   Minimum pension liability adjustment                                           (1,635)               (1,635)
   Retained earnings                                                                  395                 1,560
                                                                          ----------------     -----------------
                                                                                   73,107                74,079
   Less: Treasury stock, 36,275 shares in
    1996 and 1995, at cost                                                            109                   109
                                                                          ----------------     -----------------
                 Total shareholders' equity                                        72,998                73,970
                                                                          ----------------     -----------------
                                                                             $    154,764               173,827
                                                                          ================     =================

See accompanying notes to condensed consolidated financial statements.

                                    FARAH INCORPORATED AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Six Months Ended May 5, 1996 and May 5, 1995
- ------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)

                                                                             1996                1995
                                                                        ----------------   -----------------
                                                                                (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net loss                                                             $     (1,165)             (5,087)
     Adjustments to reconcile net loss to net cash from
          (used in) operating activities:
                 Depreciation and amortization                                    2,699               1,789
                 Amortization of deferred gain on building sale                 (1,016)             (1,016)
                 Deferred income taxes                                                -             (2,805)
                 Gain on sale of assets                                           (643)                (10)
     Decrease (increase) in:
                 Trade receivables                                                3,328               7,232
                 Inventories                                                     13,384             (6,338)
                 Other current assets                                             1,090             (2,970)
     Increase (decrease) in:
                 Trade payables                                                      27             (5,398)
                 Other current liabilities                                      (2,143)             (2,563)
                                                                        ----------------   -----------------

                     Net cash from (used in) operating activities                15,561            (17,166)
                                                                        ----------------   -----------------
Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                                 (1,023)             (7,069)
     Proceeds from sale of property, plant and equipment                          1,059                  88
                                                                        ----------------   -----------------

                     Net cash from (used in) investing activities                    36             (6,981)
                                                                        ----------------   -----------------
Cash flows from (used in) financing activities:
     Net change in revolving credit facility                                   (14,084)              16,875
     Proceeds from issuance of debt                                                   7               7,357
     Repayment of long-term debt                                                (1,065)               (858)
     Proceeds from sale of common stock                                               -                 807
     Other                                                                        (193)               (112)
                                                                        ----------------   -----------------
                     Net cash from (used in) financing activities              (15,335)              24,069
                                                                        ----------------   -----------------
Foreign currency translation adjustment                                           (218)               (256)
                                                                        ----------------   -----------------
Net increase (decrease) in cash                                                      44               (334)

Cash, beginning of period                                                         3,657              2,372
                                                                        ----------------   -----------------
Cash, end of period                                                      $        3,701              2,038
                                                                        ================   =================
Supplemental cash flow disclosures:
     Interest paid                                                       $        2,526              1,605
     Income taxes paid                                                              329              1,683
     Assets acquired through direct financing
        loans or capital leases                                                     716              1,530

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     3. On June 7, 1996, the Company sold its Piedras Negras, Mexico sewing and finishing facility to Galey & Lord, Inc. for a purchase price of approximately $21,900,000 in cash. The Company will report a non-recurring pre-tax gain in the third quarter on the sale of the facility of approximately $10,000,000.

     Proceeds  from the sale  were  used  to  retire a long-term  capital  lease obligation of approximately $7,224,000 plus other long-term obligations. The balance of the proceeds of approximately $13,250,000 was applied to the Company's Credit Agreement. As of the date of closing the sale, June 7, 1996, availability under the Credit Agreement was approximately $24,500,000. Concurrent with the sale, the Company extended the expiration of the Credit Agreement one year to July 1, 1998.

     In conjunction with this sale, the Company entered into a long term supply agreement whereby Galey & Lord, Inc. will continue to produce garments for Farah at the Piedras Negras facility. In addition to the long term supply agreement, the Company expects to invest in joint ventures or other similar arrangements to meet its future production requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as percentages of net sales:

                                                  Second Quarter Ended                    Six Months Ended
                                            -----------------------------------     ----------------------------------
                                                   1996              1995                 1996               1995
                                            ---------------    ----------------     ---------------   ----------------
Net Sales:
     Farah U.S.A.                                  74.5 %            72.4 %               73.6 %             72.5 %
     Farah International                           19.3              22.0                 19.4               20.5
     Value Slacks                                   6.2               5.6                  7.0                7.0
                                            ------------       -----------          -----------       ------------
Total net sales                                   100.0             100.0                100.0              100.0
Cost of sales                                      74.8              78.2                 74.1               76.4
                                            ------------       -----------          -----------       ------------
     Gross profit                                  25.2              21.8                 25.9               23.6
Selling, general and
   administrative expenses                         24.7              31.0                 25.6               30.0
                                            ------------       -----------          -----------       ------------
     Operating income (loss)                        0.5              -9.2                  0.3               -6.4
Other expense, net                                  0.5               1.1                  1.0                0.9
                                            ------------       -----------          -----------       ------------
     Income (loss) before  income taxes             0.0             -10.3                 -0.7               -7.3
Income tax expense (benefit)                        0.3              -3.6                  0.3               -2.5
                                            ------------       -----------          -----------       ------------
     Net loss                                      -0.3 %            -6.7 %               -1.0 %             -4.8 %
                                            ============       ===========          ===========       ============

         Consolidated sales for the second quarter of fiscal 1996 increased by $7,276,000 (12.8%) compared to the second quarter of fiscal 1995. For the first six months, sales increased $8,837,000 (8.3%) in 1996 compared to the same period in 1995. Sales increased during both periods at Farah U.S.A. and Value Slacks. At Farah International, sales increased during the first six months, but were down during the second quarter.

         Farah U.S.A. sales for the second quarter of fiscal 1996 were $47,747,000 compared to $41,087,000 in the second quarter of 1995, a 16.2%
increase. Unit sales increased 20.5% while the average unit selling price decreased 3.5%. In the first six months of 1996, Farah U.S.A. sales were $85,133,000 compared to $77,421,000 in the same period of 1995. Units sales increased 13.3% and the average unit selling price declined 2.9%.

         During the second quarter and first six months of 1996, sales of Savane product increased approximately 23% and 27% respectively. Sales of private label product increased approximately 71% and 50% in 1996 compared to the second quarter and first six months of 1995. These increases were partially offset by a combined decrease in sales of Farah and John Henry products, of approximately 43% in the second quarter and 51% in the first six months. Improvements in the retail market had a positive impact on Savane and private label sales. Sales of Farah and John Henry product decreased during the second quarter and first six months as the Company was completing a realignment of these labels in the market place. Shipments under new programs for these products will begin in the third and fourth quarters of fiscal 1996. The reduction in the overall average unit sales price was a result of a higher proportion of private label sales, in both the second quarter and first six months of 1996, which carry a lower average unit sales price compared to the Company's branded product.

         Sales in the second quarter of the prior year were also negatively impacted by the inability of the Company's computer to process a large number of Electronic Data Interchange (EDI) orders scheduled for shipment on the last day of the quarter. This resulted in approximately $4,125,000 of sales which were anticipated to be recorded in the second quarter of 1995 being delayed to the third quarter.

         Sales at Farah International were $12,388,000 in the second quarter of 1996 compared to $12,497,000 in the second quarter of 1995, a .9% decrease. In the first six months of fiscal 1996, sales were $22,370,000 compared to $21,817,000 in 1995, a 2.5% increase. Unit volume was down 1.2% in the second quarter while the average selling price remained comparable. For the six month period, the unit volume increased 3.3% while the average selling price declined by .8%. Combined sales at Farah Australia and Farah New Zealand increased slightly while sales at Farah UK were comparable to the same periods last year. Farah UK sales in U.S. dollars were adversely affected by the strengthening of the U.S. dollar compared to the British Pound Sterling. The increase in sales at Farah Australia and Farah New Zealand continues to result from higher sales of Savane no wrinkle product and increased private label business.

         Value Slacks sales in the second quarter of 1996 were $3,923,000 compared to $3,198,000 in the second quarter of 1995, a 22.7% increase. For the first six months of 1996 and 1995, sales were $8,065,000 and $7,493,000, respectively, a 7.6% increase. The increase in sales can be mainly attributed to an increase in the number of stores in operation at the end of the second quarter of 1996 compared to 1995. In 1996 the Company was operating a total of 37 stores while in 1995 the total was 34 stores. In addition to greater unit volume in 1996, the Company sold a lower mix of irregulars and closeout goods, resulting in a higher average selling price.

         As a percent of sales, gross profit was 25.2% in the second quarter of 1996 compared to 21.8% in the second quarter of 1995. For the six month period, gross profit as a percent of sales was 25.9% in 1996 compared to 23.6% in the same period of 1995.

         Farah U.S.A. gross profit as a percent of sales was 21.4% in the second quarter of 1996 compared to 16.1% in the second quarter of 1995. For the first six months of 1996 and 1995, gross profit as a percent of sales was 21.9% and 18.0% respectively. The higher gross profit percent was attributable to increased sales of Savane product, which generally carry a higher profit margin, combined with overall lower costs resulting from Company wide cost reduction efforts. Costs in 1996 were also favorably impacted by a 23% devaluation of the Mexican peso compared to last year. In addition, gross profit in the second quarter of 1995 was adversely affected by transition problems related to the start up of new laundry, finishing and cutting facilities.

         Farah   International   gross   profit  as  a  percent   of  sales  was
approximately 33% in both the second quarter and first six months of 1996 and was comparable to the same periods in 1995.

         At Value Slacks, gross profit as a percent of sales decreased from 51.0% in the second quarter of 1995 to 46.1% in the second quarter of 1996. For the six month period, gross profit decreased from 52.0% in 1995 to 47.8% in 1996. Higher promotional sales, combined with a lower mix of irregulars and closeout goods contributed to the decline.

         Selling, general and administrative expenses ("SG&A") as a percent of sales decreased from 31.0% in the second quarter of 1995 to 24.7% in the second quarter of 1996. For the six month period SG&A decreased from 30.0% in 1995 to 25.6% in 1996. The decrease is largely from reductions in costs at Farah USA, where advertising expense decreased 49% for the quarter and 42% for the six months. Other company wide cost reduction efforts, including reductions in personnel, also had a favorable impact on expenses in both periods.

         Other expense was lower in 1996 in both the second quarter and first six months as compared to the same period in 1995. A pretax gain of approximately $590,000 was recognized by Farah International in the second quarter of 1996, as a result of the sale of one of the Company's manufacturing facilities located in Galway, Ireland. Partially offsetting this gain was an increase in net interest expense on higher debt levels.

         Income tax expense was recorded in the second quarter and first six months of 1996, principally as a result of the gain on sale of the facility in Ireland, which compares to income tax benefits recorded in the same periods of 1995. The Company's effective tax rate varies with the mix of income or loss in countries in which the Company conducts its business. In addition, in the first half of 1995, deferred tax benefits were recognized associated with net operating loss carryforwards, while no such tax benefits were recognized in the first six months of 1996.

Financial Condition

         The Company's primary Credit Agreement provides up to $50,000,000 of credit through July 1, 1998 (see Part II, Item 5 below), for the Company's United States and United Kingdom operations for either borrowings or letters of credit. Availability under the Credit Agreement is limited by formulas derived from accounts receivable and inventory. As of May 5, 1996, usage under the Agreement was $31,442,000 and the excess credit line available was
$16,792,000. As of May 5, 1996, the Company was in compliance with all covenants under the Credit Agreement.

         The Company also maintained a capital lease which originated in 1995 to acquire laundry, finishing, sewing and cutting equipment in Mexico, Costa Rica and the United States. As of May 5, 1996, the outstanding balance was $7,224,000. The lease contained certain financial covenants and as of May 5, 1996, the Company was in compliance with all such covenants (see Part II, Item 5 below).

         Net cash from operations in the first six months of 1996 was $15,550,000, primarily as a result of a decrease in inventories. Production levels were decreased in the first six months of 1996 in an attempt to better match inventory levels with current demand. At the same time, sales levels increased as the Company's regular sales were accompanied by increased promotional sales in the first quarter and early part of the second quarter, to further reduce inventory levels. This decrease in inventory levels also resulted in a decrease in short-term borrowings for the quarter.

     Capital   expenditures   through  May  5,  1996  approximated   $1,739,000.
Expenditures were mainly for manufacturing equipment and information systems.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         On June 7, 1996, the Company sold its Piedras Negras, Mexico sewing and finishing facility to Galey & Lord, Inc. for a purchase price of approximately $21,900,000 in cash. The Company will report a non-recurring pre-tax gain in the third quarter on the sale of the facility of approximately $10,000,000.

         Proceeds from the sale were used to retire a long-term capital lease obligation of approximately $7,224,000 plus other long-term obligations. The balance of the proceeds of approximately $13,250,000 was applied to the Company's Credit Agreement. As of the date of closing the sale, June 7, 1996, availability under the Credit Agreement was approximately $24,500,000. Concurrent with the sale, the Company extended the expiration of the Credit Agreement one year to July 1, 1998.

         In conjunction with this sale, the Company entered into a long term supply agreement whereby Galey & Lord, Inc. will continue to produce garments for Farah at the Piedras Negras facility. In addition to the long term supply agreement, the Company expects to invest in joint ventures or other similar arrangements to meet its future production requirements.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibit 10.55               Employment Agreement dated March 1, 1996.

         Exhibit 10.56 Amendment dated December 6, 1995 to the Farah Incorporated 1991 Stock Option and Restricted Stock Plan dated October 15, 1991.

         Exhibit 10.57 Asset Purchase Agreement between Farah Incorporated, Farah U.S.A., Inc., Galey & Lord, Inc., and Galey & Lord Industries, Inc., dated May 20, 1996.

         Exhibit 11 Statement regarding computation of net loss per share.

         Exhibit 27                  Financial Data Schedule

b)       Reports on Form 8-K

         Form 8-K dated March 18, 1996, Change in Registrant's Certifying Accountant

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FARAH INCORPORATED




Date:        June 14, 1996
                                                   /s/ Russell G. Gibson
                                                   Russell G. Gibson
                                                   Executive Vice President
                                                   Principal Financial Officer




                                                   /s/ Polly H. Vaughn
                                                   Polly H. Vaughn
                                                   Principal Accounting Officer

                       FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                   May 5, 1996

                                                                                                           Page
                               Description
  Number
Exhibit  10.55        Employment Agreement dated March 1, 1996.                                               12


Exhibit  10.56        Amendment dated December 6, 1995 to the Farah Incorporated 1991 Stock Option            17
                      and Restricted Stock Plan dated October 15, 1991.

Exhibit 10.57         Asset Purchase  Agreement  between Farah  Incorporated,  Farah U.S.A.,  Inc.,           29
                      Galey & Lord, Inc., and Galey & Lord Industries, Inc., dated May 20, 1996.

Exhibit 11            Statement regarding computation of net loss per share.                                  74

Exhibit 27            Financial Data Schedule                                                                 75
