Form 10-Q
period 1996-08-04
FARAH INC
filed 1996-09-13
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

 ----
  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ----
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended August 4, 1996

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
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization             Identification No.)

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

         As of September 11, 1996 there were outstanding 10,167,811 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FARAH INCORPORATED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                QUARTER AND NINE MONTHS ENDED AUGUST 4, 1996 AND AUGUST 4, 1995

- -------------------------------------------------------------------------------------------------------------------
                                   (Unaudited)

                                                                 Quarter Ended                  Nine Months Ended
                                                          -----------------------------    ---------------------------
                                                           August 4,       August 4,        August 4,     August 4,
                                                              1996           1995              1996          1995
                                                          -------------  --------------    ------------- -------------
                                                                  (Thousands of dollars except per share data)
Net sales                                                     $ 55,973          60,865          171,541       167,596

Cost of sales                                                   41,411          46,931          127,048       128,477
                                                          -------------  --------------    ------------- -------------
    Gross profit                                                14,562          13,934           44,493        39,119

Selling, general and administrative expenses                    14,208          18,124           43,789        50,176
                                                          -------------  --------------    ------------- -------------

     Operating income (loss)                                       354         (4,190)              704      (11,057)
                                                          -------------  --------------    ------------- -------------

Other income (expense):
     Interest expense                                            (751)         (1,294)          (3,384)       (3,106)
     Interest income                                               199             204              629           712
     Foreign currency transaction gains                             81              23              174           366
     Gain on sale of assets                                      9,327              11            9,970            21
     Other, net                                                    193             256              514           288
                                                          -------------  --------------    ------------- -------------
                                                                 9,049           (800)            7,903       (1,719)

     Income (loss) before provision (benefit)
          for income taxes                                       9,403         (4,990)            8,607      (12,776)

Provision (benefit) for income taxes                             2,516             125            2,885       (2,574)
                                                          -------------  --------------    ------------- -------------
     Net income (loss)                                           6,887         (5,115)            5,722      (10,202)

Retained earnings:
     Beginning                                                     395           9,414            1,560        14,501
                                                          -------------  --------------    ------------- -------------
     Ending                                                     $7,282           4,299            7,282         4,299
                                                          =============  ==============    ============= =============
Net income (loss) per share                                      $0.67          (0.50)             0.56         (1.01)
                                                          =============  ==============    ============= =============
Weighted average shares of common stock
     (all periods) and common stock equivalents
     (income periods only) outstanding                      10,235,374      10,131,027       10,182,030    10,117,441
                                                          =============  ==============    ============= =============

                                                 FARAH INCORPORATED AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  AUGUST 4, 1996 AND NOVEMBER 3,1995
- --------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                                        August 4,       November 3,
                                                                                          1996             1995
                                                                                   ----------------  ---------------
                                                                                           (Thousands of dollars)

Assets
Current assets:
   Cash                                                                                    $ 3,694            3,657

   Trade receivables, net                                                                   34,315           39,824
   Inventories:
        Raw materials                                                                       12,503           13,391
        Work in process                                                                     13,272           14,429
        Finished goods                                                                      38,205           44,943
                                                                                   ----------------  ---------------
                                                                                            63,980           72,763
   Other current assets                                                                     11,107           11,667
                                                                                   ----------------  ---------------
                Total current assets                                                       113,096          127,911

Note receivable                                                                              5,348            5,600
Property, plant and equipment, net                                                          24,121           33,363
Other non-current assets                                                                     4,498            6,953
                                                                                   ----------------  ---------------
                                                                                         $ 147,063          173,827
                                                                                   ================  ===============
Liabilities and Shareholders' Equity Current liabilities:
   Short-term debt                                                                         $17,848           44,779
   Current installments of long-term debt                                                    1,282            2,407
   Trade payables                                                                           21,430           17,644
   Other current liabilities                                                                11,740           14,073
                                                                                   ----------------  ---------------
                 Total current liabilities                                                  52,300           78,903

Long-term debt, excluding current installments                                               5,034           12,568
Other non-current liabilities                                                                5,922            3,136

Deferred gain on sale of building                                                            3,726            5,250

Shareholders' equity:
   Common stock, no par value, $.01 stated value,
    authorized  20,000,000 shares; issued 10,204,086
    in 1996 and 10,181,601 in 1995                                                          46,024           46,024
   Additional paid-in capital                                                               29,855           29,425
   Cumulative foreign currency translation adjustment                                      (1,336)          (1,295)
   Minimum pension liability adjustment                                                    (1,635)          (1,635)
   Retained earnings                                                                         7,282            1,560
                                                                                   ----------------  ---------------
                                                                                            80,190           74,079
   Less: Treasury stock, 36,275 shares in
    1996 and 1995, at cost                                                                     109              109
                                                                                   ----------------  ---------------
                 Total shareholders' equity                                                 80,081           73,970
                                                                                   ----------------  ---------------
                                                                                         $ 147,063          173,827
                                                                                   ================  ===============


                                              FARAH INCORPORATED AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED AUGUST 4, 1996 AND AUGUST 5, 1995
- --------------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                                                      August 4,         August 5,
                                                                                        1996             1995
                                                                                   ---------------  ----------------
                                                                                          (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net income (loss)                                                                $     5,722          (10,202)
     Adjustments to reconcile net income (loss) to net cash from
          (used in) operating activities:
                 Depreciation and amortization                                              3,937             2,770
                 Amortization of deferred gain on sale of building                        (1,524)           (1,524)
                 Amortization of deferred gain on sale of subsidiary                      (1,322)                 -
                 Deferred income taxes                                                      1,996           (2,805)
                 Gain on sale of assets                                                   (9,970)              (21)
     Decrease (increase) in:
                 Trade receivables                                                          5,509             6,686
                 Inventories                                                                8,783          (10,566)
                 Other current assets                                                       1,339           (2,585)
    Increase (decrease) in:
                 Trade payables                                                             3,786              (45)
                 Other                                                                    (2,853)           (1,630)
                                                                                   ---------------  ----------------

                        Net cash from (used in) operating activities                       15,403          (19,922)
                                                                                   ---------------  ----------------

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                                           (1,968)           (9,688)
     Proceeds from sale of assets                                                          22,588               115
                                                                                   ---------------  ----------------
                        Net cash from (used in) investing activities                       20,620           (9,573)

Cash flows from (used in) financing activities:
     Net change in revolving credit facility                                             (26,931)            24,554
     Proceeds from issuance of debt                                                             2             6,320
     Repayment of long-term debt                                                          (9,132)           (1,187)
     Receipts from sale of common stock                                                         -               848
     Other                                                                                    116             (155)
                                                                                   ---------------  ----------------
                          Net cash from (used in) financing activities                   (35,945)            30,380
                                                                                   ---------------  ----------------

Foreign currency translation adjustment                                                      (41)             (274)
                                                                                   ---------------  ----------------

Net increase in cash flow                                                                      37               611

Cash, beginning of year                                                                     3,657             2,372
                                                                                   ---------------  ----------------
Cash, end of period                                                                        $3,694             2,983
                                                                                   ===============  ================
Supplemental cash flow disclosures:
     Interest paid                                                                        $ 4,103             2,828
     Income taxes paid                                                                        837             1,886
     Assets acquired through direct financing loans or  capital leases                        723             2,875


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

3. On June 7, 1996, the Company sold its Piedras Negras, Mexico sewing and finishing facility to Galey & Lord, Inc. for a purchase price of approximately $22,250,000 in cash. A non-recurring pre-tax gain of $9,300,000 was recognized in the third quarter of 1996.

         Proceeds from the sale were used to retire a long-term capital lease obligation of approximately $7,224,000 plus other long-term obligations. The balance of the proceeds of approximately $13,250,000 was applied to the Company's credit line.

         In conjunction with this sale, the Company entered into a long-term supply agreement whereby Galey & Lord, Inc. will continue to produce products for Farah at the Piedras Negras facility. In addition to the long-term supply agreement, the Company expects to invest in joint ventures or other similar arrangements to meet its future production requirements.

                       FARAH INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
                                                     Third Quarter Ended                  Nine Months Ended
                                            ---------------------------------     -----------------------------------
                                                   1996             1995                 1996               1995
                                            ---------------   ---------------     ----------------   ----------------
Net sales:
     Farah U.S.A.                                  73.6 %           76.0 %               73.6 %             73.8 %
     Farah International                           18.1             16.3                 19.0               18.9
     Value Slacks                                   8.3              7.7                  7.4                7.3
                                            ------------      -----------         ------------       ------------
Total net sales                                   100.0            100.0                100.0              100.0
Cost of sales                                      74.0             77.1                 74.1               76.7
                                            ------------      -----------         ------------       ------------
     Gross profit                                  26.0             22.9                 25.9               23.3
Selling, general and
   administrative expenses                         25.4             29.8                 25.5               29.9
                                            ------------      -----------         ------------       ------------
     Operating income (loss)                        0.6             -6.9                  0.4               -6.6
Other income (expense), net                        16.2             -1.3                  4.6               -1.0
                                            ------------      -----------         ------------       ------------
     Income (loss) before  income taxes            16.8             -8.2                  5.0               -7.6
Income tax expense (benefit)                        4.5              0.2                  1.7               -1.5
                                            ------------      -----------         ------------       ------------
     Net income (loss)                             12.3 %           -8.4 %                3.3 %             -6.1 %
                                            ============      ===========         ============       ============

         Consolidated sales for the third quarter of fiscal 1996 were $4,892,000 (8.0%) lower than in the third quarter of fiscal 1995. For the first nine months, sales increased by $3,945,000 (2.4%) compared to the same period of 1995. Sales in the third quarter of 1995 benefited by delayed shipments scheduled for the second quarter of approximately $4,125,000. Excluding these shipments, the decrease in third quarter sales was 1.2%.

         Farah U.S.A. sales for the third quarter of fiscal 1996 were $41,173,000 compared to $46,281,000 in the third quarter of 1995, an 11.0%
decline. (Excluding the effect of the delayed shipments previously discussed, Farah U.S.A. sales were down approximately 2.3%.) Unit sales also decreased by approximately the same percentage, while the average selling price was comparable in both periods. In the first nine months of 1996, Farah U.S.A. sales were $126,306,000 compared to $123,702,000 in the same period of 1995. Unit sales increased 4.1% while the average selling price declined 1.9%.

         Third quarter 1996 sales of Savane were comparable to the same period of 1995 after giving effect to the delayed shipments last year. However, Savane continues to maintain strong market share with year to date sales 12.7% above last year's level. The Company introduced its new Deep Dye products and Womenswear late in the third quarter and early information indicates good consumer acceptance. Initial shipments of John Henry product to Sears began in the third quarter of 1996, resulting in an increase in this category, partially offset by decreases in sales of Farah product as Sears phased out of the Farah label program. In late August, the Company made initial shipments of Farah branded product to Wal-Mart. Sales of private label product showed a 2.4% increase in the third quarter, excluding the effect of the 1995 delayed shipments previously discussed, and a 24.6% increase for the first nine months of 1996 compared to 1995.

         Sales at Farah International were $10,149,000 in the third quarter of 1996 compared to $9,905,000 in the third quarter of 1995, a 2.5% increase. In the first nine months of fiscal 1996, sales were also up 2.5%, increasing from $31,722,000 in 1995 to $32,519,000 in the same period of 1996. Unit volume and the average selling price both increased 1.2% during the quarter. For the nine month period, units sales increased 2.7%, while the average selling price remained comparable. Combined sales at Farah Australia and Farah New Zealand increased by 30.3% in the third quarter of 1996 compared to 1995, and were up
13.7 % in the nine month period. This increase in sales was mainly attributed to higher sales of Savane no wrinkle product and increased private label business. At Farah U.K. sales were down 7.1% in the quarter and 1.2% in the first nine months. Farah U.K. sales have been adversely affected by soft retail conditions as well as the strengthening of the U.S. dollar compared to the British Pound Sterling.

         Value Slacks sales in the third quarter of 1996 were comparable to sales in the third quarter of 1995 at $4,651,000 and $4,679,000 respectively. In the first nine months of 1996, sales increased by 4.5%, from $12,172,000 to $12,716,000. As of the end of the third quarter, the Company was operating 40 U.S. stores compared to 32 U.S. stores and 5 Puerto Rican stores at the same time in 1995. Same store sales were 11.5% lower in the third quarter and 6.9% lower in the nine month period compared to the same periods in 1995. Increased competition in the retail outlet market has resulted in softer sales. Offsetting the decrease in same store sales, were increased revenues from new stores as well as revenues received from three "satellite sale" programs held during the second and third quarters of 1996.

         As a percent of sales, gross profit was 26.0% in the third quarter of 1996 compared to 22.9% in the third quarter of 1995. For the nine month period, gross profit as a percent of sales was 25.9% in 1996 compared to 23.3% in the same period of 1995.

         Farah U.S.A. gross profit as a percent of sales was 22.4% in the third quarter of 1996 compared to 17.8% in the third quarter of 1995. In the nine month period, gross profit increased from 17.9% in 1995 to 22.1% in 1996. Cost reduction efforts, combined with lower dollar costs in Mexico, as a result of the peso devaluation, favorably impacted unit production costs. In addition, the third quarter and first nine months of 1995 were adversely affected by transitional problems related to the start up of new production facilities.

         At Farah International, gross profit as a percent of sales was comparable in both the third quarter and first nine months of 1996 and 1995, averaging approximately 34.0%.

         At Value Slacks, gross profit as a percent of sales decreased from 50.1% in the third quarter of 1995 to 41.3% in the third quarter of 1995. For the nine month period, gross profit decreased from 51.3% to 45.4%. Higher promotional sales, combined with a lower mix of irregulars and closeout goods were the principal factors contributing to the lower margins in 1996. In addition, during the 1996 second and third quarter, margins were negatively impacted by below normal sales prices of product sold through the "satellite sale" programs.

         Selling, general and administrative expenses ("SG&A") as a percent of sales decreased from 29.8% in the third quarter and first nine months of 1995 to 25.4% in the third quarter and first nine months of 1996. The decrease in SG&A resulted mainly from cost reduction efforts at Farah U.S.A, where advertising costs were down approximately 50%, combined with lower professional fees, commission expenses and other operating costs.

         Other income in 1996 included a gain of approximately $9,300,000 on the sale of the Company's Piedras Negras, Mexico facility. Proceeds from the sale were used to reduce the Company's short term and long term debt, which also resulted in a 42% decrease in interest expense in the third quarter of 1996 compared to the same period in 1995. For the nine month period, interest expense was slightly higher in 1996 due to higher average borrowings in the first half of the year. Also included in the nine month period was a gain of approximately $590,000 recognized by Farah International in the second quarter of 1996, as a result of the sale of one of the Company's manufacturing facilities located in Galway, Ireland.

         Income tax expense was recorded in the third quarter and first nine months of 1996, principally as a result of the gain on the sale of Piedras Negras, Mexico facility.

Financial Condition

         The Company's primary Credit Agreement provides up to $50,000,000 of credit through July 1, 1998, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. Availability under the Credit Agreement is limited by formulas derived from accounts receivable and inventory. As of August 4, 1996, usage under the Agreement was $20,152,000 and the excess credit line available was $28,757,000. As of August 4, 1996, the Company was in compliance with all covenants under the Credit Agreement.

         Net cash from operations in the first nine months of 1996 was $15,403,000, primarily as a result of a decrease in inventories and accounts receivable. Increased promotional sales and reduced production levels resulted in bringing inventory levels more in line with current demand. Cash flow from operations together with proceeds from the sale of the Piedras Negras Mexico facility of approximately $22,250,000 were used to reduce both short term and long term borrowings.

         Capital expenditures through August 4, 1996 approximated $2,691,000. Expenditures were mainly for manufacturing equipment and information systems. As of August 4, 1996, the Company had commitments for future capital expenditures of approximately $1,040,000. The Company expects to incur additional commitments for capital expenditures of approximately $2,000,000 over the next three months to add additional laundry and finishing facilities to meet future production requirements. These capital expenditures will be financed through the Company's existing Credit Agreement and/or alternative financing arrangements.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibit 11     Statement regarding computation of net income (loss)
                            per share.

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

                                                FARAH INCORPORATED




Date:        September 13, 1996

                                                Russell G. Gibson
                                                Executive Vice President
                                                Principal Financial Officer





                                                Polly H. Vaughn
                                                Principal Accounting Officer

                       FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                 August 4, 1996

                                                                         Page
                               Description                              Number


Exhibit 11      Statement regarding computation of net income (loss)
                per share.                                                 11

Exhibit 27      Financial Data Schedule                                    12