Form 10-Q/A
period 1996-08-04
FARAH INC
filed 1996-11-08
CIK 34501

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

      (a)    Exhibit 27    Financial Data Schedule

      (b)    Reports on Form 8-K.

             No reports on Form 8-K have been filed during the quarter for which the report is filed.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FARAH INCORPORATED




Date:        November 6, 1996
                                                /s/ Russell G. Gibson
                                                Russell G. Gibson
                                                Executive Vice President
                                                Principal Financial Officer




                                                /s/ Polly H. Vaughn
                                                Polly H. Vaughn
                                                Principal Accounting Officer

                       FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                 August 4, 1996

                                                                         Page
                               Description                              Number



Exhibit 27      Financial Data Schedule                                    4