Form 10-K
period 1996-11-03
FARAH INC
filed 1997-01-27
CIK 34501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    Mark One
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -------
      X          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    -------
                    For the Fiscal Year Ended November 3, 1996
                                        OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No ___

     As of January 13, 1997 there were outstanding 10,235,371 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on January 13, 1997) was $80,121,652.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

      Annual Report to Shareholders for fiscal year ended November 3, 1996
                - Parts I and II (attached as Exhibit 13 hereto).
               Proxy Statement Dated January 31, 1997 - Part III.
                  THE EXHIBIT INDEX IS ON PAGE 18 OF FORM 10-K

                                     PART I

Item 1.  BUSINESS

General

         The Company, founded in 1920, is a leading manufacturer and marketer of apparel for men and boys. Beginning in fiscal 1996, a limited amount of women's products were added to the Company's product lines. The Company was incorporated in Texas in 1947 as Farah Manufacturing Company, Inc. The name of the Company was changed to Farah Incorporated in 1987.

         The Company is organized as three distinct operating divisions: Farah U.S.A., Farah International and Value Slacks. Farah U.S.A. (74% of consolidated revenue for fiscal 1996) manufactures and sells a variety of casual and dress apparel to retailers throughout the United States. Farah International (19% of consolidated revenue for fiscal 1996) manufactures and sells apparel in several countries in Europe, Australia and Asia. Farah International's primary markets are the United Kingdom, Australia and New Zealand. Value Slacks (7% of consolidated revenue for fiscal 1996) operates retail stores which sell apparel manufactured by the Company for these stores, close-outs and seconds from Farah U.S.A., and a limited amount of merchandise purchased from third parties. As of November 3, 1996, Value Slacks had 39 retail stores, all located in the United States.

Products

         The Company manufactures high quality, medium priced, fashion apparel for men, boys and women. The Company's products include casual slacks, dress slacks, suit separates (matching pants and sportcoats that may be mixed and matched to accommodate retail customer size preferences), sportcoats, shorts and shirts. The Company's products are sold under three primary labels: Savane(R), Farah(R) and John Henry(R). In addition, the Company manufactures and sells private label products for certain customers.

         The Company's apparel products are manufactured with an array of fabrics that emphasize comfort, fit and performance. It is known for its use of "performance fabrics" that maintain a fresh, neat appearance, and who's product lines primarily use 100% cotton fiber and blended fabrics (rayon/ polyester or wool/polyester). Most of the Company's Savane products are offered with PROCESS 2000(R). PROCESS 2000 is the Company's trademark, first introduced in late fiscal 1989, used to describe the wrinkle resistant features of the Savane garments. PROCESS 2000 fabrics are soft, wrinkle and shrink resistant and behave like "permanent press." The Company also sells products under the Farah and John Henry labels and private label products using wrinkle resistant technologies.

         In 1995, the Company co-developed a dying process for dying color-fast bottom weight fabrics for use in its garments. The garments are then treated with a soft-hand, stain repellent finish. These products provide no-fade, no-stain features on no-wrinkle cotton slacks. These products were launched under the Deep Dye Savane label in 1996 and are now the Company's best selling cotton slacks.

         Additional information with respect to the Company's significant labels is as follows:

         Savane - Both dress and casual products are sold under this label. The Company has positioned the Savane product as a high quality garment using better fabrics and finer workmanship, and is sold primarily to department stores. The major product lines included under this label are as follows:

                  Savane Casual's for Men and Boys - Savane Casuals include slacks and shorts for men and boys. Slacks are made from 100% cotton fabrics and are treated with PROCESS 2000. The Company offers several distinctly different products in this category. Savane Classic Casuals offer no wrinkle softness together with soil and stain resistant treatments. Savane Softwash Casuals are manufactured with unique softening agents for a soft finish. Savane Deep Dye Casuals were introduced in 1996 and are treated with the Deep Dye process that provides fade resistant features. Included in the Savane Deep Dye Casuals are the newly introduced Deep Dye Fancies which are patterned goods made mostly from 100% cotton. Fancies are upscale casual slacks having a semi-dress look, that is moderately priced and have the no wrinkle, easy care features.

                  Savane Casual's for Women - Savane casuals for women were introduced by the Company in the third quarter of fiscal 1996. The women's line includes casual cotton twill slacks in selected basic colors and offers the same no wrinkle, easy care performance features as the men's products. These products were introduced with limited distribution, however, the Company intends to pursue this program by offering it to more customers and by expanding the line to women's shirts, and possibly skirts, in 1997.

                  Savane Shirts - The Company began shipping Savane shirts for men late in the 1996 fourth quarter. Savane shirts are made of 100% cotton and treated with PROCESS 2000. Savane shirts are designed to compliment the Company's line of bottoms. The Company also plans to expand its shirt business in 1997 by offering a broader line of cotton fabrics while also adding knits.

                  Savane Dress Wear - Savane dress wear includes men's slacks, coats and suit separates. Dress products are made mainly of polyester/wool and polyester/rayon blend fabrics. A Deep Dye Dress product is also offered, providing the same fade resistant features as the casual wear. In the first quarter of 1997, the Company will begin shipments of a new upscale dress line, Savane Elements(TM). This line uses high performance Savane fabric finishes on polyester, rayon and worsted wool. Savane Elements include dress slacks with coordinating coats, offering a sportswear career apparel.

         Farah - Products sold under this label include men's casual and dress slacks. Dress products are made from blended fabrics, while casual products are mainly 100% cotton. Some casual slacks with these labels are fabricated using wrinkle resistant technologies. These products are primarily sold through the mass merchant distribution channel.

         John Henry -- This label is primarily used for higher fashion dress slacks and suit separates produced from blended fabrics. Certain of the products in this line use wrinkle resistant technologies. The John Henry line is currently being sold to Sears. Product distribution of this label should continue to grow in 1997 as the Company delivers more product to Sears and gains additional customers in this market segment.

         Private Label - The Company primarily produces casual and dress product for various retailers using their own labels. Products produced include casual wear, dress, womenswear and boys. Such product is produced to customers' specifications.

Business Strategy

         The Company's business strategy is (1) to maximize sales of its products by positioning them in clear channels of distribution and adding new merchandise within each product category, (2) reduce the overall cost of sourcing products by relying on third party contractors, which allows the Company to better control inventory levels and match production with customer demands, and (3) maintain a low cost administrative structure.

         Farah U.S.A. has recently experienced significant growth in its wrinkle-free products as causal wear gained more acceptance in the market. During fiscal 1994, Savane product sales increase by more than 89% over fiscal 1993. However, as the sales of Savane products increased sales of the Farah and John Henry labeled products began to decline. One reason for this decrease was the competition from the Savane products, which were being sold in the same channels of distribution. Accordingly, management decided to reposition its products into separate and distinct channels of distribution to maximize sales in each of the product groups. In June 1996, the Company began shipping John Henry product to Sears. Product sales of this label include men's dress slacks, sport coats and suit separates. In the 1996 fourth quarter, the Company began selling its Farah brand products to a limited number of stores of a major retailer in the mass merchandising distribution channel. The Company continues to sell Savane products to the department store channel of distribution.

         Following the repositioning of it products, the Company began focusing on increasing sales in all three of the product categories. During fiscal 1996, the Company introduced Deep Dye casuals and dress, womenswear, and shirts, all under the Savane label. In fiscal 1997, the Company will offer a new line of upscale dress wear, called Savane Elements, together with a new line of golf wear focused on comfort and performance. To further broaden the Savane label, the Company also intends to pursue licensing agreements with selected apparel and apparel related vendors.

         Initial sales of the John Henry product to Sears included a limited line of dress slacks which sold extremely well, indicating wide consumer acceptance. The line has since been increased to include additional dress slacks, sports coats and suit separates. Plans for fiscal 1997 include increasing distribution to additional Sears stores, as well as adding products to the current line.

         The Company intends to broaden distribution of the Farah label, not only to additional stores within its present mass merchant customer, but also to other retailers in this same distribution channel. Furthermore, in the first quarter of 1997, the Company entered into an agreement with its present mass merchant customer to license the Farah label on a non-exclusive basis. The license applies to all categories of men's, women's, boys', and girls' apparel, accessories and shoes. The Company believes this license will assist in expanding sales of the Company's existing Farah labeled products currently being sold to this retailer and will also result in licensing fees for sales of other labeled products sold by this retailer.

         In addition to the product realignment, the Company launched a program to re-examine its costs at all levels. The U.S. production workforce was dramatically reduced and all U.S. sewing and finishing processes were shifted offshore to take advantage of lower costs. In October 1995, the Company sold its coat manufacturing facility in San Jose, Costa Rica, and in June 1996, the Company sold its largest production facility located in Piedras Negras, Mexico. Management has shifted its strategy to place less dependence on Company owned facilities allowing for greater flexibility in production sourcing. Although the Company still owns production facilities in Mexico and Costa Rica, approximately two-thirds of current production is supplied by outside contractors. Farah U.S.A. is currently negotiating to form joint ventures with existing apparel manufacturers in Mexico. These joint ventures will allow the Company to maintain control of its unique finishing processes, while minimizing required investments.

         Management also made significant changes in its selling and marketing strategies during fiscal 1996. The mix of the sales force was changed, reducing the number of salesmen and replacing them with coordinators, whose purpose is to ensure that the merchandise and promotional materials are properly displayed and assist store personnel. A change was also made in the Company's advertising strategy, targeting specific consumer markets by placing heavier emphasis on print media. In addition, more marketing dollars were allocated to point of sales efforts that included store display tables and fixturing, enhancing product attractiveness to the consumer.

Farah U.S.A.

         General. Farah U.S.A. produces and sells a variety of casual and dress clothing lines to retailers throughout the United States. Substantially all of Farah U.S.A.'s apparel is produced by third party contractors, located primarily in Mexico and Central America, and Farah U.S.A. factories located in Costa Rica and Mexico. Farah U.S.A.'s products are directed to the men's, boys' and women's segments of the apparel industry, with approximately 93% of branded sales in fiscal 1996 in the men's segment. In fiscal 1992, Farah U.S.A. established a private label division to manufacture and sell private label products for certain customers. Sales in the private label division have grown and represent 21% of Farah U.S.A. sales in fiscal 1996.

         Sales and Product Distribution. In 1996, Farah U.S.A. completed a realignment of its product positioning in the marketplace. Savane continues to have a strong position in department stores, while the John Henry brand was introduced to Sears. Early in the fourth quarter, shipments of Farah-labeled product began to the mass merchant channel. By positioning the brands in three distinct distribution channels, management believes the Company is in a more favorable position to maximize sales potential.

         Farah U.S.A. has six regional corporate account executives who are directly responsible for certain major retail accounts. Farah U.S.A. employs a field sales force who report to one of the corporate account executives and are responsible for the primary relationship with smaller retailers.

         Farah U.S.A. uses a computer system which was first implemented in fiscal 1990 as part of a company-wide program to increase quality and customer service. The system runs on laptop computers that the Farah U.S.A. sales force carries with them as they contact retailers. This system maintains timely, accurate data on style numbers, prices and size charts (size charts describe the distribution of sizes that a retailer typically sells). The system also provides up-to-date, easily accessible data on inventories, customer orders and production backlogs. With the system, the sales force can execute orders more efficiently and assist the retailer in attaining higher margins by reducing inventory imbalances.

         Orders from retailers are filled from inventory at the Company's facility in El Paso. Most shipments to retailers are sent directly to the retailers' stores or to independent distribution centers. Certain retailers pick up their goods at the El Paso facility.

         Manufacturing and Sourcing. The men's apparel industry in the United States has two primary selling seasons. The Spring selling season extends from December to April, and the Fall selling season extends from May to November. Farah U.S.A.'s operations follow this seasonal pattern. The various steps in the manufacturing cycle are timed so that Farah U.S.A. begins to manufacture products for a given season two to three months before the retail season officially begins.

         Farah U.S.A. purchases its fabric and trim requirements, such as pocketing, linings, belts, buttons, zippers and thread, from several domestic and foreign sources. No single supplier of raw materials is critical to Farah U.S.A.'s long-term production needs. Although the Company believes that alternative sources of supply exist, in the event Farah U.S.A. needs to seek additional or replacement suppliers, short-term disruptions could occur. The order lead time for fabrics is approximately two to six months. Payment terms are generally 60 days. All fabrics are delivered to the Company's cloth cutting facility in El Paso, Texas. Quality control procedures are in place to test for flaws, coloring, stretch, shrinkage and other characteristics.

         After fabrics are cut, they are inspected, batched and packed for shipment to one of Farah U.S.A.'s offshore manufacturing plants or to third party contractors. Farah U.S.A. uses company-owned factories in Mexico and Costa Rica or third party contractors to sew all of its products. All products are then finished at the Company's laundry and pressing facilities in Mexico or Costa Rica or at third party contractors. In fiscal 1996, approximately 57% of Farah U.S.A.'s total production was sewed in its own factories, with the balance sewed by independent contractors. In June 1996, the Company sold its Piedras Negras, Mexico manufacturing facility. In conjunction with the sale of this facility, the Company entered into a long term supply agreement whereby the buyer of the facility will continue to sew and finish garments for the Company. Since the sale of the facility, the percentage of Farah U.S.A. production from outside contractors increased from 33% at the end of fiscal 1995, to 62% at the end of fiscal 1996. Farah U.S.A. performs sewing and finishing offshore in order to keep production costs low. The offshore plants pack the finished garments and ship them back to El Paso for distribution to Farah U.S.A.'s customers.

         Marketing. Retailers are requiring increased quality of service from their suppliers and greater flexibility in managing their inventories as consumer demands change. Many of Farah U.S.A.'s major customers participate in an inventory replenishment program referred to as "Quick Response." "Quick Response" has evolved in the apparel industry to assist retailers in minimizing their inventories by requiring the apparel manufacturers to maintain enough finished goods inventory on hand to meet the retailer's demand on short notice. Most "Quick Response" orders are shipped within 72 hours of receipt of the order from the retailer. The Company has implemented an electronic data interchange ("EDI") system with selected large retailers in order to respond to their demands to provide better service and facilitate the "Quick Response" program. EDI systems allow retailers to electronically transmit orders for certain items on a frequent basis, typically weekly. Some retailers also transmit detailed sales data from their store locations. The Company uses the sales data to anticipate demand from the retailers, update sales forecasts and plan and monitor production and inventory levels.

         In addition, in an effort to enhance retail presentation, Farah U.S.A. employs merchandise coordinators who visit retail store accounts that carry the Company's branded product. Merchandise coordinators provide services, such as training and education of in-store sales personnel about the Company's products; straightening slacks and ensuring that displays are neat and orderly; responding to customer questions and comments; and ensuring that the stores are satisfied with their level of service.

         Advertising. Farah U.S.A.'s advertising program is comprised of national media advertising and participation in cooperative advertising programs with retailers. In fiscal 1996, management shifted its advertising strategy to more heavily focus on print media and point-of-sale merchandise and less on national television campaigns. Advertising through several national magazines and other printed material in 1996 resulted in significant cost reductions that have allowed increases in customer store display tables and fixturing. The Company also participates in cooperative advertising programs where the Company and individual retailers combine their efforts to share the costs of local television, radio and newspaper advertisements.

         Competition. The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and a wide variety of retailing methods. The principal elements of competition in the apparel industry include style, quality, price, comfort, brand loyalty, customer service and advertising. The men's slacks segment of the men's apparel industry is characterized by a large number of participants. The Company believes its largest competitors in the United States are Levi Strauss & Co. and Haggar Corp. Levi and certain other competitors have larger financial and marketing resources and therefore, offer significant competition to the Savane label.

Farah International

         Farah International sells apparel in several countries in Europe, Australia and Asia. The primary markets for Farah International are the United Kingdom, Australia and New Zealand. Farah International produces most of its products in two locations, and third party contractors produce the remainder. Owned and leased plants in Ireland together with independent outside contractors, supply the United Kingdom market, and two factories in Fiji operated by a 50% joint venture supply the markets in Australia and New Zealand. The Company continually examines the cost effectiveness of its suppliers, including Company-owned facilities, and from time to time shifts production to lower cost suppliers. Approximately 61% of 1996 production was sourced from the Company-owned manufacturing facilities. The Company products are sold internationally primarily under the Farah and Savane labels, as well as private labels.

         Subsequent to year end, on January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland. Certain inventory and manufacturing equipment were destroyed or damaged; however, the Company believes that it is fully insured for such losses. It is anticipated that it will take a minimum of six months to fully restore operations at the Galway facility. Losses may be incurred related to the prolonged business interruption of this facility and its related impact on the Company's other manufacturing facility in Ireland. Accordingly, management is currently evaluating whether it is economically feasible to continue its operations in Ireland.

         Farah International products primarily include dress and casual slacks, and shirts and sweaters manufactured by third parties. Farah International's products are designed for the specific styles and tastes of the markets in which they are sold and differ from Farah U.S.A. apparel. During fiscal 1996 the majority of Farah International's products were made from polyester fabrics or blended fabrics with a high polyester content, as opposed to natural fibers which are more popular in the United States.

         The United Kingdom is Farah International's principal market and in fiscal 1996 accounted for approximately 63% of its sales. Distribution channels in the United Kingdom are significantly different from those in the United States in that retailers carry more private label brands than branded products. Farah International's primary distribution channels in the United Kingdom are large retail outlets and independent menswear stores.

         Farah Australia and Farah New Zealand accounted for approximately 36% of Farah International's sales in fiscal 1996. Farah New Zealand was opened in fiscal 1990 under the same management as Farah Australia.

         For information regarding the sales, operating profits and assets of the Company in each of the geographic segments in which the Company operates, see Note 10 of Notes to Consolidated Financial Statements.

Value Slacks

         Value Slacks stores offer Farah U.S.A.'s seconds, irregulars and excess merchandise, combined with some merchandise manufactured specifically for Value Slacks. Value Slacks began with one outlet store in downtown El Paso in 1968 and has added locations as the Company's production has grown. Value Slacks operated 39 retail outlet stores as of November 3, 1996, all of which were located in the United States. The stores are generally 2,000 to 5,000 square feet and are generally located in suburban outlet malls or strip centers.

         In prior years, the majority of Value Slacks' stores were in Puerto Rico. As the factory outlet store concept gained acceptance in the United States, Value Slacks began reducing operations in Puerto Rico and expanding in the United States. By the end of the fourth quarter of 1995, all Puerto Rican stores were closed.

Customers

         The Company's primary customers are department stores. The Company's ten largest customers accounted for approximately 55% of the Company's consolidated revenues during fiscal 1996. In fiscal 1996, Federated Department Stores, Inc. accounted for $36,260,000 (14.6%) of the Company's consolidated sales, and Dillard Department Stores, Inc. accounted for $26,571,000 (10.7%) of consolidated sales.

 Trademarks

         The Company owns many U.S. and foreign trademark registrations, including Savane, Savane Elements, PROCESS 2000, Farah and Farah Clothing Company, and has several other trademark applications pending in the United States and foreign countries. The John Henry trademark is licensed from Zodiac International Trading Corporation, an affiliate of Salant Corporation. The John Henry license is renewable by the Company through 2038.

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

Factors Affecting the Company's Business and Prospects

         Statements in this Report that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations that may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include general economic and business conditions in the U.S. and abroad; the level of demand for apparel products; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production sourcing; the ability of the Company to access the credit market to finance capital expenditures; the ability of the Company to manage its inventory levels to minimize excess inventory; currency fluctuations; and the success of planned advertising.

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

Employees

         As of November 3, 1996, the Company had approximately 3,600 employees. As of that date, Farah U.S.A., Farah International and Value Slacks had approximately 3,000, 400 and 200 employees, respectively. Of these employees, approximately 400 were either salaried or paid based on sales commissions earned and the remainder were paid on an hourly basis or on the basis of production. Approximately 250 of Farah U.S.A.'s United States employees are members of the Amalgamated Clothing and Textile Union and approximately 650 of its employees are members of a union in Mexico. The collective bargaining agreement with the Company's United States employees expires in February 1997 and is currently under negotiation. The collective bargaining agreement for the Company's employees in Mexico expires in December 1997. The Company considers its relations with its employees to be good.

Environmental Regulations

         Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material effect on the capital expenditures, earnings or competitive position of the Company.

Derivative Financial Instruments

         In 1996, the Company did not utilize derivative financial instruments.

Item 2.  PROPERTIES

         The Company's principal executive offices and United States distribution facility are located in El Paso, Texas. The Company considers both its domestic and international facilities to be suitable, adequate and with sufficient productive capacity for current operations. The Company's lease on its corporate headquarters in El Paso, Texas expires in May 1998. Accordingly, the Company plans to relocate its Corporate offices to another El Paso location. The new offices will be leased under an operating lease agreement estimated to begin in the second quarter of fiscal 1997. The Company has also contracted for the construction of a new distribution warehouse located in Santa Teresa, New Mexico. Relocation to the new warehouse is planned for the first quarter of fiscal 1998.

         The following table reflects the general location,  use and approximate size of the  Company's  significant  real  properties  currently in use or under construction:
                                                                                  Approximate           Owned/
            Location                                  Use                       Square Footage        Leased (1)
            --------                                  ---                       --------------
                                                                                                     -------------

El Paso, Texas                       Garment manufacturing plant                         116,000     Owned (2)
Chihuahua, Mexico                    Garment manufacturing plant                          54,000     Owned
San Jose, Costa Rica                 Garment manufacturing plant                         124,000     Owned
Cartago, Costa Rica                  Garment manufacturing plant                          77,000     Owned
Kiltimagh, Ireland                   Garment manufacturing plant                          23,000     Owned
Auckland, New Zealand                Office/Warehouse                                      9,000     Owned
El Paso, Texas                       Office/Warehouse                                  1,033,000     Leased (3)
El Paso, Texas                       Garment manufacturing plant                         201,000     Leased
Sydney, Australia                    Office/Warehouse                                     29,000     Leased
Suva, Fiji                           Two garment manufacturing plants                     35,000     Leased (4)
Witham, United Kingdom               Office/Warehouse                                     57,000     Leased
Galway, Ireland                      Garment manufacturing plant                          36,000     Leased (5)
Retail locations in the United
    States                           38 Retail stores                                    100,000     Leased
El Paso, Texas                       Corporate offices                                    43,500     Leased (6)
Santa Teresa, New Mexico             Distribution Warehouse                              250,000     Leased (7)


(1) See Note 8 of Notes to Consolidated Financial Statements for a discussion of lease terms.

(2)      Plant  currently used for storage.   Underlying  land is leased through
         February 2002.

(3) Originally owned by the Company and sold and leased back in 1988. Initial lease term is ten years ending in 1998. As of the end of fiscal 1996, approximately 65% of the Company's El Paso building was subleased to a third party.

(4)      By a 50% joint venture.

(5) The Galway plant was sold and leased back on a month-to-month lease in the second quarter of fiscal 1996. Subsequent to year end, on January 5, 1997, a fire occurred at this facility. Management is currently evaluating the extent of the losses, to determine if it is economically feasible to continue its operations in Ireland.

(6) Operating lease for new corporate headquarters was entered into in October 1996. Construction is currently underway to prepare office space for intended use. Relocation to this facility is planned for the second quarter of fiscal 1997.

(7) On November 30, 1996, the Company entered into a lease for a facility to be constructed with an estimated completion date of September 1997. The lease agreement provides an option to purchase the warehouse for $6,700,000. Such purchase would be subject to satisfactory Industrial Revenue Bond financing. Relocation to the new warehouse is planned for the first quarter of fiscal 1998.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information required under this item is set forth under the caption "Common Stock" on page 32 of the Company's Annual Report to Shareholders for the fiscal year ended November 3, 1996 and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         The information required under this item is set forth under the caption "Selected Financial Data" on page 33 of the Company's Annual Report to Shareholders for the fiscal year ended November 3, 1996 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required under this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 through 40 of the Company's Annual Report to Shareholders for the fiscal year ended November 3, 1996 and is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of Farah Incorporated and Subsidiaries included in the Company's Annual Report to Shareholders for fiscal year ended November 3, 1996 on page 14 through 32 are incorporated herein by reference:

        Quarterly Data (Unaudited) - Supplementary Data for
                 fiscal years 1996 and 1995
        Consolidated  Statements of  Operations - Years ended  November 3, 1996,
                 November 3, 1995 and November 4, 1994
        Consolidated Balance Sheets - November 3, 1996 and November 3, 1995 Consolidated Statements of Shareholders' Equity - Years ended
                 November 3, 1996, November 3, 1995 and November 4, 1994 Consolidated Statements of Cash Flows - Years ended
                 November 3, 1996,  November 3, 1995 and  November 4, 1994
        Notes to Consolidated Financial Statements - November 3, 1996,
                 November 3, 1995 and November 4, 1994
        Reports of Independent Public Accountants


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors previously requested the Audit Committee of the Board to seek proposals from other accounting firms with a view toward reducing the Company's audit and accounting fees. On the basis of the proposals received, the Board appointed the firm of Coopers & Lybrand L.L.P. On March 13, 1996, Coopers & Lybrand L.L.P. was informed of the Board's decision. Also on March 13, 1996, Arthur Andersen L.L.P. was notified of their dismissal.

         The Board anticipates that this change in accountants will enable the Company to effect a savings in audit and accounting fees. Arthur Andersen L.L.P.'s reports on the Company's financial statements for the past two years have not contained an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the period from the end of the Company's last fiscal year to the date of the Board's dismissal of Arthur Andersen L.L.P., there have been no disagreements with Arthur Andersen L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen L.L.P., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is set forth under the caption "Directors and Executive Officers" on pages 5 through 7, and "Performance of the Common Stock" and "Stock Option and Compensation Committee Report on Executive Compensation" on pages 14 through 16 of the Company's Proxy Statement dated January 31, 1997 prepared in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

         The information required under this item is set forth under the caption "Compensation of Executive Officers" on pages 8 through 12 of the Company's Proxy Statement prepared in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is set forth under the caption "Ownership of Common Stock" on pages 2 through 4 of the Company's Proxy Statement prepared in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is set forth under the caption "Compensation of Directors" on pages 12 and 13, and under the caption "Certain Transactions" on page 13 of the Company's Proxy Statement prepared in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The consolidated financial statements and notes together with the Reports of Independent Public Accountants and Selected Financial Data as included in the Company's Annual Report to Shareholders for fiscal year ended November 3, 1996 filed with this Annual Report on Form 10-K are incorporated herein by reference (only the financial statements listed below, which are included in the Annual Report to Shareholders for the fiscal year ended November 3, 1996, are filed herewith and the remainder of the Annual Report to Shareholders for the fiscal year ended November 3, 1995 is furnished to the Commission for its information):

         Consolidated  Statements of Operations - Years ended  November 3, 1996,
                  November 3, 1995 and November 4, 1994
         Consolidated Balance Sheets - November 3, 1996 and November 3, 1995 Consolidated Statements of Shareholders' Equity - Years ended
                  November 3, 1996, November 3, 1995 and November 4, 1994 Consolidated Statements of Cash Flows - Years ended
                  November 3, 1996, November 3, 1995 and November 4, 1994
         Notes to Consolidated Financial Statements
         Reports of Independent Public Accountants
         Quarterly Data (unaudited) - Supplementary Data for
                           fiscal years 1996 and 1995
         Selected Financial Data for fiscal years ended 1992 to 1996

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

   10            Material Contracts.

    *   10.1     Amended and Restated  Employment  Agreement  dated  August 2, 1994 (filed as Exhibit  10.52 to
                 Form 10-Q dated August 5, 1994).

    *   10.2     Amended and  Restated  Employment  Agreement  dated  August 25, 1994 (filed as Exhibit 10.4 to
                 Form 10-K dated November 4, 1994).

    *   10.3     Net  Lease,  dated  as of May 16,  1988,  between  Farah  U.S.A.,  Inc.  and Far  Pass  Realty
                 Associates, Ltd. (filed as Exhibit 5 to Form 8-K dated May 25, 1988).

    *   10.4     Guarantee of Lease by Farah Incorporated (filed as Exhibit 6 to Form 8-K dated May 25, 1988).

    *   10.5     Pledge Agreement by Farah U.S.A.,  Inc. to Far Pass Realty Associates,  Ltd. (filed as Exhibit
                 7 to Form 8-K dated May 25, 1988).

    *   10.6     Amended and Restated  Farah  Manufacturing  Company,  Inc. 1986 Stock Option Plan, and Form of
                 Stock Option  Agreement  (filed as Exhibit 4 (a) to the  Company's  Registration  Statement on
                 Form S-8, Registration No. 2-75949).

    *   10.7     Farah Manufacturing  Company,  Inc. Executive Stock Option Plan, as amended, and form of Stock
                 Option Agreement (filed as Exhibit 10.29 to Form 10-K as of October 31, 1988).

    *   10.8     Farah Incorporated 1988  Non-Employee  Directors  Stock Option  Plan and form of Stock  Option
                 Agreement (filed as Exhibit 10.31 to Form 10-K as of October 31, 1988).

    *   10.9     Accounts Financing Agreement (Security Agreement),  dated August 2, 1990 between Farah U.S.A.,
                 Inc. ("Farah U.S.A.") and Congress Financial  Corporation  (Southwest)  ("Congress") (filed as
                 Exhibit 10.53 to Form 10-Q as of July 31, 1990).

    *   10.10    Covenant  Supplement to Accounts  Financing  Agreement  (Security  Agreement)  dated August 2,
                 1990,  between Farah U.S.A.  and Congress  (filed as Exhibit 10.54 to Form 10-Q as of July 31,
                 1990).

    *   10.11    Inventory   and  Equipment   Security  Agreement  Supplement to Accounts  Financing  Agreement
                 (Security Agreement) dated August 2, 1990, between Farah U.S.A. and Congress (filed as Exhibit
                 10.56 to Form 10-Q as of July 31, 1990).

    *   10.12    Trade Financing   Agreement   Supplement  to Accounts Financing Agreement (Security Agreement)
                 dated August 2, 1990, between Farah U.S.A. and Congress  (filed as Exhibit 10.57 to
                 Form 10-Q as of July 31, 1990).

    *   10.13    Form of Pledge and Security  Agreement,  dated August 2, 1990 (filed as Exhibit  10.58 to Form
                 10-K as of October 31, 1990).

    *   10.14    Collateral  Assignment of License,  dated August 2, 1990, by Farah U.S.A. in favor of Congress
                 (filed as Exhibit 10.60 to Form 10-Q as of July 31, 1990).

    *   10.15    Estoppel and Consent  Agreement, dated August 2, 1990 by Farah Incorporated ("Farah") (filed as
                 Exhibit 10.61 to Form 10-Q as of July 31, 1990).

    *   10.16    Deed  of  Trust  and  Security  Agreement,  dated  July 30, 1990, by Farah U.S.A.  and Farah in favor of Congress (filed as Exhibit 10.63 to Form 10-Q as of July 31, 1990).

    *   10.17    Form  of Guarantee and Waiver,  dated August 2, 1990 (filed as Exhibit 10.64 to Form 10-K as of
                 October 31, 1990).

    *   10.18    Collateral  Assignment  of  Agreements,  dated  August 2, 1990, by Farah  in favor  of Congress
                 (filed as Exhibit 10.68 to Form 10-Q as of July 31, 1990).

    *   10.19    Collateral  Assignment of Agreements,  dated August 2, 1990, by Farah Manufacturing Company of
                 New  Mexico,  Inc. in favor of  Congress  (filed as Exhibit  10.69 to Form 10-Q as of July 31,
                 1990).

    *   10.20    Subordination  Agreement,  dated August 2, 1990,  by Farah U.S.A.  and Farah (filed as Exhibit
                 10.70 to Form 10-Q as of July 31, 1990).

    *   10.21    Form of Pledge and Security  Agreement,  dated August 2, 1990 (filed as Exhibit  10.71 to Form
                 10-K as of October 31, 1990).

    *   10.22    Trademark  Collateral  Assignment and Security  Agreement, dated  August 2, 1990,  by Farah in favor of Congress  (filed as  Exhibit 10.75 to Form 10-Q as of July 31, 1990).

    *   10.23    10.23 Patent  Collateral  Assignment  and  Security  Agreement, dated August 2, 1990, by Farah in favor of Congress  (filed as Exhibit 10.76 to Form 10-Q as of July 31, 1990).

    *   10.24    General  Security  Agreement,  dated August 2, 1990,  by Farah in favor of Congress  (filed as
                 Exhibit 10.77 to Form 10-Q as of July 31, 1990).

    *   10.25    Form of General Security Agreement,  dated August 2, 1990 (filed as Exhibit 10.78 to Form 10-K as of October 31, 1990).

    *   10.26    Amendment No. 1, dated November 5, 1990, to Financing  Agreements  dated August 2, 1990 (filed as Exhibit 10.98 to Form 10-K as of October 31, 1990).

    *   10.27    Amendment No. 2 dated February 11, 1991, to Financing  Agreements  dated August 2, 1990 (filed as Exhibit 10.103 to Form 10-Q as of January 31, 1991).

    *   10.28    Sublease between Farah U.S.A.,  Inc. and The Tonka  Corporation,  dated January 6, 1992 (filed as Exhibit 10.107 to Form 10-K as of October 31, 1991).

    *   10.29    Farah  Incorporated  1991 Stock Option and Restricted Stock Plan dated October 15, 1991 (filed as Exhibit 10.108 to Form 10-K as of October 31, 1991).

    *   10.30    Amendment No. 3 dated January 29, 1992,  to Financing  Agreements  dated August 2, 1990 (filed as Exhibit 10.112 to Form 10-Q as of February 7, 1992).

    *   10.31    Amendment  No. 4 dated  June  25,  1992,  to  Accounts  Financing  Agreement  dated  August  2,
                 1990  between  Congress  Financial  Corporation  (Southwest) and Farah U.S.A., Inc.  (filed  as as Exhibit 10.118 to Form 10-Q as of August 7, 1992).

    *   10.32    Amendment No. 5 dated  August  31,  1992,  to  Accounts  Financing  Agreement  dated  August 2,
                 1990  between  Congress  Financial  Corporation  (Southwest)  and Farah U.S.A., Inc.  (filed as
                 Exhibit 10.119 to Form 10-Q as of August 7, 1992).

    *   10.33    Amendment  No. 6  dated  September  4, 1992,  to Accounts Financing  Agreement dated August  2,
                 1990  between   Congress  Financial   Corporation  (Southwest)  and  Farah U.S.A., Inc.  (filed
                 as Exhibit 10.120 to Form 10-Q as of August 7, 1992).

    *   10.34    Amendment  No. 7 dated  September  16, 1992, to Accounts  Financing  Agreement  dated August 2,
                 1990  between  Congress  Financial  Corporation  (Southwest) and Farah U.S.A., Inc.  (filed  as
                 Exhibit 10.121 to Form 10-Q as of August 7, 1992).

    *   10.35    Stock  Purchase  Agreement  dated  August 4, 1992,  between  Farah  Incorporated  and  Marciano
                 Investments, Inc. (filed as Exhibit 10.122 to Form 10-Q as of August 7, 1992).

    *   10.36    Letter  Agreement  dated  October  28,  1992,  amending  the Accounts Financing Agreement dated
                 August 2, 1990 between Farah U.S.A.,  Inc. and  Congress  Financial   Corporation  (Southwest),
                 (filed as Exhibit 10.125 to Form 10-K as of November 6, 1992).

    *   10.37    Amended and Restated Farah  Savings and  Retirement  Plan,  as of January 1,  1991,  (filed  as
                 Exhibit 10.125 to Form 10-K as of November 6, 1992).

    *   10.38    Amended and Restated Stock Purchase Agreement dated  March 12, 1993 (amending and restating the stock  purchase agreement  dated  February 23, 1993)  between  Farah  Incorporated, the Georges
                 Georges  Marciano Trust and the Paul Marciano Trust,  (filed as Exhibit 10.128 to  Form 10-Q as of May 7, 1993).

    *   10.39    Amendment  No.  8 to Financing  Agreements  as of May 7, 1993 between  Farah  U.S.A.,  Inc. and
                 Congress  Financial  Corporation  (Southwest),  (filed as Exhibit 10.129 to Form 10-Q as of May
                 7, 1993).

    *   10.40    Amendment No. 9 dated  July 16, 1993 to Accounts  Financing  Agreement   dated  August 2,  1990
                 between  Congress  Financial  Corporation   (Southwest),  (filed as Exhibit 10.129 to Form 10-Q
                 as of May 7, 1993).

    *   10.41    Deferred  Compensation  Agreement dated December 20, 1993 (filed as Exhibit 10.45 to Form 10-K as of November 4, 1994).

    *   10.42    Form of Deferred  Compensation  Agreements  dated December 16, 1994 (filed as Exhibit 10.46 to
                 Form 10-K as of November 4, 1994).

    *   10.43    Amendment  No. 10 dated  November  5, 1993 to  Accounts Financing  Agreement  dated  August  2,
                 1990  between  Congress  Financial  Corporation  (Southwest) and  Farah U.S.A., Inc. (filed  as
                 Exhibit 10.49 to Form 10-K as of November 5, 1993).

    *   10.44    Amendment  No. 11 dated  January  21,  1994 to  Accounts  Financing  Agreement  dated August 2,
                 1990  between  Congress   Financial  Corporation  (Southwest)  and Farah U.S.A., Inc. (filed as
                 Exhibit 10.50 to Form 10-Q dated February 4, 1994).

    *   10.45    Amendment   No.  12  dated   July  14,  1994   to  Accounts  Financing   dated  August 2,  1990
                 between  Congress  Financial  Corporation  (Southwest)  and  Farah  U.S.A.,  Inc.   (filed   as
                 Exhibit 10.53 to Form 10-Q dated August 5, 1994).

    *   10.46    Amendment  No.  13  dated  March  7,  1995  to  Accounts Financing  Agreement  dated  August 2,
                 1990  between  Congress Financial Corporation (Southwest) and Farah  U.S.A., Inc.  (filed as
                 Exhibit 10.51 to Form 10-Q as of May 5, 1995).

    *   10.47    Amendment  No.  14  dated  April  5,  1995  to  Accounts
                 Financing  Agreement  dated  August  2, 1990  between  Congress
                 Financial Corporation (Southwest) and Farah U.S.A., Inc. (filed
                 Exhibit 10.52 to Form 10-Q as of August 4, 1995).

    *   10.48    Amendment  No.  15  dated  August  1,  1995 to  Accounts  Financing  Agreement dated  August 2,
                 1990  between  Congress  Financial  Corporation  (Southwest) and Farah U.S.A., Inc.  (filed  as
                 Exhibit 10.53 to Form 10-Q as of August 4, 1995).

    *   10.49    Amended and Restated Employment  Agreement dated July 10, 1995 (filed as Exhibit 10.53 to Form
                 10-K as of November 3, 1995).

    *   10.50    Form of Deferred  Compensation  Agreements  dated December 21, 1995 (filed as Exhibit 10.54 to
                 Form 10-K as of November 3, 1995).

    *   10.51    Employment  Agreement  dated March 1, 1996  (filed as Exhibit  10.55 to Form 10-Q as of May 5,
                 1996).

    *   10.52    Amendment  dated December 6, 1995 to the Farah  Incorporated  1991 Stock Option and Restricted
                 Stock Plan dated October 15, 1991 (filed as Exhibit 10.56 to Form 10-Q as of May 5, 1996).

    *   10.53    Asset Purchase  Agreement Farah  Incorporated,  Farah U.S.A, Inc. Galey & Lord, Inc. and Galey
                 & Lord Industries  Inc.,  dated May 20, 1996 (filed as Exhibit 10.57 to Form 10-Q as of May 5,
                 1996.)

        10.54    Form of Deferred Compensation Agreements dated December 19, 1996.

        10.55    Letter Amendment dated March 2, 1996 to Employment Agreement dated August 25, 1994.

        10.56    Letter Amendment dated March 2, 1996 to Employment Agreement dated August 2, 1994.

        10.57    Lease Agreement dated October 4, 1996 between Farah U.S.A., Inc. and Orso Partners, Ltd.

        10.58    Lease  Agreement  dated November 30, 1996 between Farah U.S.A.,  Inc. and Santa Teresa Limited
                 Partnership.

      *Incorporated herein by reference.

      13       Annual Report to Shareholders for Fiscal Year 1996

      21       Subsidiaries of Farah Incorporated

      23.1     Consent of Independent Accountants (Coopers & Lybrand L.L.P.)

      23.2     Consent of Independent Public Accountants (Arthur Andersen LLP)

      27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FARAH INCORPORATED
                                              (Registrant)


                                              /s/ Russell G. Gibson
                                              Russell G. Gibson
                                              Principal Financial Officer


                                              /s/ Polly H. Vaughn
                                              Polly H. Vaughn
                                              Principal Accounting Officer

Dated:      January 24, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 24, 1997.



/s/ Richard C. Allender                           /s/ Sylvan Landau
Richard C. Allender                               Sylvan Landau
Principal Executive Officer, Director             Director



/s/ Clark L. Bullock                              /s/ Michael R Mitchell
Clark L. Bullock                                  Michael R. Mitchell
Director                                          Director



/s/ Christopher L. Carameros                      /s/ Timothy B. Page
Christopher L. Carameros                          Timothy B. Page
Director                                          Director


/s/ John D. Curtis                                /s/ Charles J. Smith
John D. Curtis                                    Charles J. Smith
Director                                          Director

                 FARAH INCORPORATED AND SUBSIDIARIES

    FORM 10-K INDEX TO ATTACHED  EXHIBITS (All Exhibits listed are on pages 19 through 98)


                                                                                                                Page
                                                                                                               Numbers

    Exhibit 10.54      Form of Deferred Compensation Agreements dated December 19, 1996.                         19

    Exhibit 10.55      Letter Amendment dated March 2, 1996 to Employment Agreement dated August 25,             23
                       1994.

    Exhibit 10.56      Letter Amendment dated March 2, 1996 to Employment Agreement dated August 2,              24
                       1994.

    Exhibit 10.57      Lease Agreement dated October 4, 1996 between Farah U.S.A., Inc. and Orso                 25
                       Partners, Ltd.

    Exhibit 10.58      Lease Agreement dated November 30, 1996 between Farah U.S.A., Inc. and Santa              45
                       Teresa Limited Partnership.

    Exhibit 13         Annual Report to Shareholders for Fiscal Year 1996.                                       63

    Exhibit 21         Subsidiaries of Farah Incorporated                                                        95

    Exhibit 23.1       Consent of Independent Accountants (Coopers & Lybrand L.L.P.)                             96

    Exhibit 23.2       Consent of Independent Public Accountants (Arthur Andersen LLP)                           97

    Exhibit 27         Financial Data Schedule                                                                   98