Form 10-Q
period 1997-02-02
FARAH INC
filed 1997-03-18
CIK 34501

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-Q
   Mark One
    -----
      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----
                       THE  SECURITIES  AND EXCHANGE ACT OF 1934
                         For the Quarter Ended February 2, 1997

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

         As of March 7, 1997 there were outstanding 10,258,371 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARAH INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                QUARTERS ENDED FEBRUARY 2, 1997 AND FEBRUARY 4, 1996
                                   (Unaudited)

                                                                       (Thousands of dollars except share
                                                                                   and per share data)
                                                                         February 2,           February 4,
                                                                            1997                   1996
                                                                   ---------------------    -------------------
Net sales                                                          $             61,938                 51,510
Cost of sales                                                                    44,502                 37,713
                                                                   ---------------------    -------------------

    Gross profit                                                                 17,436                 13,797

Selling, general and administrative expenses                                     16,001                 13,789
Non-recurring charge                                                              2,462                      -
                                                                   ---------------------    -------------------

     Operating income (loss)                                                    (1,027)                      8

Other income (expense):
     Interest expense                                                             (707)                (1,365)
     Interest income                                                                191                    236
     Foreign currency transaction gains                                             111                     67
     Other, net                                                                      42                    210
                                                                   ---------------------    -------------------
                                                                                  (363)                  (852)

     Loss before provision for income taxes                                     (1,390)                  (844)

Provision for income taxes                                                          565                    145
                                                                   ---------------------    -------------------

     Net loss                                                                   (1,955)                  (989)

Retained earnings:
     Beginning                                                                    8,316                  1,560
                                                                   ---------------------    -------------------
     Ending                                                        $              6,361                    571
                                                                   =====================    ===================

Net loss per share                                                 $             (0.19)                 (0.10)
                                                                   =====================    ===================

Weighted average shares of common stock
   outstanding                                                               10,191,103             10,149,070
                                                                   =====================    ===================

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 2, 1997 AND NOVEMBER 3, 1996
                                  (Unaudited)

                                                                            (Thousands of dollars except share data)
                                                                             February 2,               November 3,
                                                                                 1997                     1996
                                                                            ---------------          ----------------
ASSETS
Current assets:
   Cash                                                                     $        4,162                     3,777
   Trade receivables, net                                                           33,577                    41,671
   Inventories:
        Raw materials                                                               13,068                    11,404
        Work in process                                                             16,947                    15,251
        Finished goods                                                              36,290                    35,378
                                                                            ---------------          ----------------
                Total inventories                                                   66,305                    62,033
   Other current assets                                                             10,099                    10,857
                                                                            ---------------          ----------------
                Total current assets                                               114,143                   118,338

Note receivable                                                                      5,200                     5,260
Property, plant and equipment, net                                                  25,371                    25,370
Other non-current assets                                                             4,910                     4,895
                                                                            ---------------          ----------------
                                                                            $      149,624                   153,863
                                                                            ===============          ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                          $       23,331                    20,744
   Current installments of long-term debt                                            1,518                     1,288
   Trade payables                                                                   20,541                    24,038
   Other current liabilities                                                        13,917                    13,737
                                                                            ---------------          ----------------
                 Total current liabilities                                          59,307                    59,807

Long-term debt, excluding current installments                                       4,919                     4,706
Other non-current liabilities                                                        3,234                     3,992

Deferred gain on sale of building                                                    2,710                     3,218

Shareholders' equity:
   Common stock, no par value, $.01 stated value, 20,000,000 shares
     authorized; issued 10,294,646 in 1997 and 10,209,246 in 1996                   46,025                    46,024
   Additional paid-in capital                                                       30,396                    29,894
   Cumulative foreign currency translation adjustment                              (1,976)                     (742)
   Minimum pension liability adjustment                                            (1,243)                   (1,243)
   Retained earnings                                                                 6,361                     8,316
                                                                            ---------------          ----------------
                                                                                    79,563                    82,249
   Less: Treasury stock, 36,275 shares in 1997 and 1996, at cost                       109                       109
                                                                            ---------------          ----------------
                 Total shareholders' equity                                         79,454                    82,140
                                                                            ---------------          ----------------
                                                                            $      149,624                   153,863
                                                                            ===============          ================

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               QUARTERS ENDED FEBRUARY 2, 1997 AND FEBRUARY 4, 1996
                                   (Unaudited)
                                                                                        (Thousands of dollars)
                                                                                February 2, 1997      February 4, 1996
                                                                                -----------------     ------------------
Cash flows from (used in) operating activities:
     Net loss                                                                   $        (1,955)                  (989)
     Adjustments  to reconcile net loss to net cash from (used in)
          operating activities:
               Depreciation and amortization                                               1,256                  1,325
               Amortization of deferred gain on building sale                              (508)                  (508)
               Amortization of deferred gain on subsidiary sale                            (784)                      -
               Non-recurring charge                                                        2,462                      -
               Deferred income taxes                                                         421                      -

     Decrease (increase) in:
               Trade receivables                                                           9,164                  9,767
               Inventories                                                               (5,147)                  5,132
               Other current assets                                                          337                  (144)
     Increase (decrease) in:
               Trade payables                                                            (3,497)                (2,733)
               Other current liabilities                                                 (1,863)                (3,093)
                                                                                -----------------     ------------------

                       Net cash from (used in) operating activities                        (114)                  8,757
                                                                                -----------------     ------------------
Cash flows used in investing activities:
     Purchases of property, plant and equipment                                          (1,837)                  (667)
                                                                                -----------------     ------------------

                         Net cash used in investing activities                           (1,837)                  (667)
                                                                                -----------------     ------------------
Cash flows from (used in) financing activities:
     Net increase (decrease) in short-term debt                                            2,587                (6,527)
     Repayment of long-term debt                                                           (366)                  (603)
     Proceeds from sale of common stock                                                      491                      -
     Other                                                                                   100                    127
                                                                                -----------------     ------------------

             Net cash from (used in) financing activities                                  2,812                (7,003)
                                                                                -----------------     ------------------

Foreign currency translation adjustment                                                    (476)                  (523)
                                                                                -----------------     ------------------

Net increase in cash                                                                         385                    564

Cash, beginning of quarter                                                                 3,777                  3,657
                                                                                -----------------     ------------------

Cash, end of quarter                                                             $         4,162                  4,221

                                                                                =================     ==================
Supplemental cash flow disclosures:
     Interest paid                                                              $            611                  1,419
     Income taxes paid                                                                       161                    299
     Assets acquired through direct financing
        loans or capital leases                                                              809                    508

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange  Commission.  As a result,  certain  information  and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K.

2. The foregoing financial information reflects all adjustments (which consist only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows for the interim periods.

3. The Company maintains its fiscal year on a 52/53 week fiscal year basis. Effective in the first quarter of 1996, the Company revised its fiscal month-end from Friday to the following Sunday. The change was implemented to conform the Company's accounting period to the month-end shipping pattern required by customers and to minimize overtime and transportation costs. The effect of the change was an increase in net sales of approximately $2.4 million and was not material to gross profit for the first quarter of 1996.

4. On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland, in which certain inventory and manufacturing equipment owned by the Company were either destroyed or damaged. In addition, the Company's other Irish facility located in Kiltimagh has been adversely affected because of its dependency on the operations of the Galway facility. As a result of the fire and its related impact, the Company recorded a non-recurring charge (after tax and net of insurance proceeds) of $2.5 million in the first quarter of fiscal 1997.

                       FARAH INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following sets forth certain financial data as percentages of net sales:

                                                               First Quarter Ended
                                                        -------------- ---- -------------
                                                            1997                1996
                                                       --------------      -------------
                Net sales:
                      Farah U.S.A.                              76.7%              72.6%
                      Farah International                        16.8               19.4
                      Value Slacks                                6.5                8.0
                                                        --------------      -------------
                 Total net sales                                100.0              100.0
                 Cost of sales                                   71.8               73.2
                                                        --------------      -------------
                      Gross profit                               28.2               26.8
                 Selling, general and
                   administrative expenses                       25.9               26.8
                 Non-recurring charge                             4.0                0.0
                                                        --------------      -------------
                      Operating income (loss)                    -1.7                0.0
                 Other expense, net                                .6                1.6
                                                        --------------      -------------
                      Loss before income taxes                   -2.3               -1.6
                  Income tax expense (benefit)                    0.9                0.3
                                                        --------------      -------------
                       Net loss                                 -3.2%              -1.9%
                                                        ==============      =============

         Consolidated sales for the first quarter of fiscal 1997 increased by $10.4 million (20%) compared to the first quarter of fiscal 1996. Sales increased at Farah U.S.A. and Farah International by 27% and 4%, respectively and decreased at Value Slacks by 3%.

         Farah U.S.A. sales for the first quarter of fiscal 1997 were $47.5 million compared to $37.4 million in the first quarter of 1996. Unit sales increased 27% while the average unit selling price remained constant. Sales of Savane product increased 15% in the first quarter of 1997 compared to 1996. This increase resulted from increases in existing product sales and the introduction of new lines. Sales of dress Savane product and casual Savane product increased 24% and 18%, respectively, in the first quarter of 1997 compared to 1996. Sales of women's casual wear and men's shirts, that were not introduced until the second half of fiscal 1996, also contributed to the growth in the Savane label. Sales of John Henry and Farah products also increased by 248% and 47%, respectively. The Company completed a product repositioning in the second half of 1996, which resulted in increased sales in both labels. Shipments of John Henry product to Sears began in the third quarter of fiscal 1996, while shipments of Farah product to a major retailer in the mass merchandising distribution channel began early in the fourth quarter of 1996. Sales of private label increased 52% as a result of retailers expanding their lines to include more private label products.

         Farah  International  sales in the first  quarter  of 1997  were  $10.4 million compared to $10.0 million in the first quarter of 1996. Unit volume decreased 7% while the average selling price increased 12%. Sales at Farah U.K. represented 59% of international sales and decreased 2% for the quarter. Sales in this location were negatively impacted by inventory losses resulting from the fire in the Company's plant in Ireland, discussed below. Sales at Farah Australia and New Zealand, represented 39% of total international sales, and increased 16% in the first quarter of 1997 compared to 1996. Increases in these countries were mainly attributable to continued market acceptance of the wrinkle free and private label product.

         Value Slacks sales in the first quarter of 1997 were $4.0 million compared to $4.1 million in the first quarter of 1996, a 3% decrease. Overall store sales decreased due to the shortened retail period between Thanksgiving and Christmas and severe weather conditions in the Midwest and Eastern United States. In addition, sales were adversely affected during the quarter as the Company transitioned product in the stores from closeouts and irregulars to first quality goods.

         As a percent of sales, gross profit was 28% in the first quarter of 1997 and 27% in the first quarter of 1996.

         Farah U.S.A. gross profit as a percent of sales was 26% in the first quarter of 1997 compared to 22% in the same period of 1996. Fewer promotional and closeout sales, and cost reduction efforts through better production planning and sourcing have been the principal factors contributing to the improvement in gross profit margins. This, combined with increased sales of Savane products, which generally carry higher margins, have improved the Company's overall gross profit percentage.

         Farah International gross profit as a percent of sales decreased from 34% in the first quarter of 1996 to 32% in the first quarter of 1997. Because of the damages to inventory from the fire in the Company's Irish facility discussed below, the Company was unable to deliver certain orders. The Company, however, continued to incur certain levels of fixed operating costs in connection with its production facilities, resulting in lower gross profit margins.

         Value Slacks gross profit as a percent of sales decreased from 50% in the first quarter of 1996 to 46% in the first quarter of 1997. Inventory shrinkage combined with a lower mix of irregular and closeout sales which typically carry higher profit margins, contributed to the decrease.

         Selling, general and administrative expenses ("SG&A") as a percent of sales was 26% in the first quarter of 1997, down from 27% in the first quarter of 1996. SG&A was down 1% at Farah U.S.A., offset partially by an increase of 2% at both Farah International and Value Slacks. At Farah U.S.A., the decrease in SG&A was attributable to lower overall expenses resulting from company wide cost reduction efforts, combined with the favorable effects of fixed costs that did not increase in relation to the increased sales levels. The increase in SG&A at Farah International resulted mainly from the effects of translation of expenses from foreign currencies to the U.S. Dollar. In local currencies, SG&A expenses were comparable. At Value Slacks, the increase in SG&A resulted from fixed costs that did not decrease in relation to lower sales.

         On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland, in which certain inventory and manufacturing equipment owned by the Company were either destroyed or damaged. In addition, the Company's other Irish facility located in Kiltimagh has been adversely affected because of its dependency on the operations of the Galway facility. As a result of the fire and its related impact, the Company recorded a non-recurring charge (after tax and net of insurance proceeds) of $2.5 million in the first quarter of fiscal 1997. There was some shortfall in sales in the Company's United Kingdom operations because of the fire during the first quarter. Management believes that such effect will continue to some degree into the second quarter, although it believes there will be no long term material impact.

         The Company recorded tax expense on a consolidated loss in both the first quarter of 1997 and 1996. The Company's effective tax rate varies with the mix of income or loss in countries in which the Company conducts its business. Most significant was that the Company did not provide tax benefits on the loss in connection with the fire in its Irish facility.

Financial Condition

         The Company's primary Credit Agreement provides up to $50 million of credit through July 1, 1998, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. Availability under the Credit Agreement is limited by formulas derived from accounts receivable and inventory. As of February 2, 1997, usage under the agreement was approximately $24.9 million and the excess credit line available was $23.3 million. As of February 2, 1997 the Company was in compliance with all covenants under the Credit Agreement. The current Credit Agreement allows for consolidated capital expenditures for fiscal 1997 of $6,500,000. Capital spending plans for 1997 are such that management is currently negotiating an increase in this limit.

         Net cash used in operations in the first quarter of 1997 was $114,000, primarily as a result of an increase in inventories and a decrease in trade payables. Production levels were increased in the first quarter to raise levels to meet expected demand. The decrease in trade payables resulted mainly from lower piece goods purchases at the end of the first quarter. Offsetting the cash used for increased inventories and lower trade payables was a decrease in accounts receivable. This decrease is consistent with the normal seasonality of the Company's business.

         Capital expenditures through February 2, 1997 approximated $2.6 million. Expenditures were mainly for manufacturing equipment, the construction of new corporate headquarters, and information systems. As of February 2, 1997, the Company had commitments for future capital expenditures of approximately $1 million.


Factors Affecting the Company's Business and Prospects

         The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and business conditions in the U.S. and abroad; the level of demand for apparel products and the success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production levels and sourcing; the ability of the Company to access the credit market to finance capital expenditures; and currency fluctuations.

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




Date:        March 18, 1997



                                 /s/ Russell G. Gibson
                                 Russell G. Gibson
                                 Executive Vice President
                                 Principal Financial Officer




                                 /s/ Polly H. Vaughn
                                 Polly H. Vaughn
                                 Principal Accounting Officer

                       FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                FEBRUARY 2, 1997


                                                                        Page
                               Description                             Number

Exhibit 11               Statement regarding computation of              11
                         net loss per share.


Exhibit 27               Financial Data Schedule                         12