Form 10-Q
period 1997-05-04
FARAH INC
filed 1997-06-18
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q
  Mark One

    ----
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ----
                      THE SECURITIES AND EXCHANGE ACT OF 1934


                          For the Quarter Ended May 4, 1997

                                         OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                              Commission File No. 1-5400

                                  FARAH INCORPORATED
                (Exact name of registrant as specified in its charter)


                          Texas                       74-1061146
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

 4171 N. Mesa, Bldg, D, Suite 500, El Paso, Texas     79902-1433
       (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code   (915) 496-7000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     As of June 17, 1997 there were outstanding 10,278,989 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        FARAH INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                Quarter and Six Months Ended May 4, 1997 and May 5,1996
------------------------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)

                                                                   Quarter Ended                      Six Months Ended
                                                      ------------------------------------    --------------------------------
                                                           May 4,              May 5,             May 4,           May 5,
                                                            1997                1996               1997             1996
                                                      ------------------    --------------    ---------------   --------------
                                                                     (Thousands of dollars except per share data)
Net sales                                             $          70,771            64,058            132,709          115,568

Cost of sales                                                    51,460            47,924             95,962           85,637
                                                      ------------------   ---------------    ---------------   --------------
    Gross profit                                                 19,311            16,134             36,747           29,931

Selling, general and administrative expenses                     16,881            15,792             32,882           29,581
Non-recurring charge                                                  -                 -              2,462                -
                                                      ------------------   ---------------    ---------------   --------------

     Operating income                                             2,430               342              1,403              350
                                                      ------------------   ---------------    ---------------   --------------

Other income (expense):
     Interest expense                                             (921)           (1,268)            (1,628)          (2,633)
     Interest income                                                205               194                396              430
     Foreign currency transaction gains                              13                26                124               93
     Other, net                                                      82               754                124              964
                                                      ------------------   ---------------    ---------------   --------------
                                                                  (621)             (294)              (984)          (1,146)

 Income (loss) before income taxes                                1,809                48                419            (796)

     Income tax provision (benefit)                             (1,402)               224              (837)              369
                                                      ------------------   ---------------    ---------------   --------------

     Net income (loss)                                            3,211             (176)              1,256          (1,165)

Retained earnings:
     Beginning                                                    6,361               571              8,316            1,560
                                                      ------------------   ---------------    ---------------   --------------
                                                      ==================   ===============    ===============   ==============
     Ending                                           $           9,572               395              9,572              395
                                                      ==================   ===============    ===============   ==============

Net income (loss) per share                           $            0.31             (0.02)              0.12            (0.11)
                                                      ==================   ===============    ===============   ==============

Weighted average shares of common stock
    (all periods) and common stock equivalents
    (income periods only) outstanding                        10,434,026        10,161,647         10,312,565       10,155,290
                                                      ==================   ===============    ===============   ==============

See accompanying notes to condensed consolidated financial statements.

                                               FARAH INCORPORATED AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 MAY 4, 1997 AND NOVEMBER 3, 1996
----------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                                              May 4,             November 3,
                                                                               1997                 1996
                                                                         -----------------    ------------------
                                                                                  (Thousands of dollars)
ASSETS
Current assets:
   Cash                                                                  $          3,267                 3,777
   Trade receivables, net                                                          38,643                41,671
   Inventories:
        Raw materials                                                              14,218                11,404
        Work in process                                                            18,377                15,251
        Finished goods                                                             36,380                35,378
                                                                         -----------------    ------------------
                                                                                   68,975                62,033
   Other current assets                                                            11,867                10,857
                                                                         -----------------    ------------------
                Total current assets                                              122,752               118,338

Notes receivable                                                                    7,636                 5,260
Property, plant and equipment, net                                                 27,005                25,370
Other non-current assets                                                            6,083                 4,895
                                                                         -----------------    ------------------
                                                                            $     163,476               153,863
                                                                         =================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                          $      29,146                20,744
   Current installments of long-term debt                                           1,802                 1,288
   Trade payables                                                                  25,701                24,038
   Other current liabilities                                                       12,898                13,737
                                                                         -----------------    ------------------
                 Total current liabilities                                         69,547                59,807

Long-term debt, excluding current installments                                      5,549                 4,706
Other non-current liabilities                                                       3,135                 3,992

Deferred gain on sale of building                                                   2,202                 3,218

Shareholders' equity:
   Common stock, no par value, $.01 stated value,
     authorized 20,000,000 shares; issued 10,200,586
     in 1997 and 10,181,601 in 1996                                                46,026                46,024
   Additional paid-in capital                                                      30,590                29,894
   Cumulative foreign currency
     translation adjustment                                                       (1,793)                 (742)
   Minimum pension liability adjustment                                           (1,243)               (1,243)
   Retained earnings                                                                9,572                 8,316
                                                                         -----------------    ------------------
                                                                                   83,152                82,249
   Less: Treasury stock, 36,275 shares in
    1997 and 1996, at cost                                                            109                   109
                                                                         -----------------    ------------------
                 Total shareholders' equity                                        83,043                82,140
                                                                         -----------------    ------------------
                                                                            $     163,476               153,863
                                                                         =================    ==================

See accompanying notes to condensed consolidated financial statements.

                                           FARAH INCORPORATED AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Six Months Ended May 4, 1997 and May 5, 1996
------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)
                                                                            May 4,              May 5,
                                                                             1997                1996
                                                                        ----------------   -----------------
                                                                             (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net income (loss)                                                     $      1,256            ( 1,165)
     Adjustments to reconcile net income (loss) to net cash from
          (used in) operating activities:
                 Depreciation and amortization                                    2,531               2,699
                 Amortization of deferred gain on building sale                 (1,016)             (1,016)
                 Amortization of deferred gain on subsidiary sale               (1,322)                   -
                 Deferred income taxes                                          (1,107)                   -
                 Non-recurring charge                                             2,462                   -
                 Gain on sale of assets                                            (19)               (643)

     Decrease (increase) in:
                 Trade receivables                                                3,028               3,328
                 Inventories                                                    (7,817)              13,384
                 Insurance proceeds from fire damage                              1,070                   -
                 Other current assets                                             (594)               1,090
     Increase (decrease) in:
                 Trade payables                                                   1,663                  27
                 Other current liabilities                                      (2,894)             (2,143)
                                                                        ----------------   -----------------

                         Net cash from (used in) operating                      (2,759)              15,561
activities
                                                                        ----------------   -----------------

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                                 (3,271)             (1,023)
     Proceeds from sale of property, plant and equipment                             19               1,059
                                                                        ----------------   -----------------

              Net cash from (used in) investing activities                      (3,252)                  36

                                                                        ----------------   -----------------

Cash flows from (used in) financing activities:
     Net change in revolving credit facility                                      8,402            (14,084)
     Proceeds from issuance of debt                                                   -                   7
     Repayment of long-term debt                                                  (785)             (1,065)
     Note receivable from joint venture                                         (2,558)
     Proceeds from sale of common stock                                             529                   -
     Other                                                                          206               (193)
                                                                        ----------------   -----------------

              Net cash from (used in) financing activities                        5,794            (15,335)
                                                                        ----------------   -----------------

Foreign currency translation adjustment                                           (293)               (218)
                                                                        ----------------   -----------------

Net increase (decrease) in cash                                                   (510)                  44

Cash, beginning of period                                                         3,777               3,657
                                                                        ----------------   -----------------

Cash, end of period                                                     $         3,267               3,701
                                                                        ================   =================

Supplemental cash flow disclosures:
     Interest paid                                                      $         1,459               2,526
     Income taxes paid                                                              275                 329
     Assets acquired through direct financing
        loans or capital leases                                                   2,142                 716

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

     3. The Company reevaluated the realizability of its deferred tax assets pursuant to the criteria of Statement of Financial Accounting Standards No. 109 and concluded it is more likely than not that the Company will realize tax benefits associated with its domestic net operating losses, together with certain other tax benefits, that were previously reserved. Accordingly, the Company reversed approximately $1.1 million from its deferred tax valuation allowance in the second quarter of fiscal 1997. The remaining valuation allowance at May 4, 1997 is approximately $1.7 million. The Company continues to believe that it is more likely than not that it will not realize the benefits of its Irish net operating loss carry forwards and a portion of its foreign tax credits totaling approximately $500,000.

     Income (loss) before taxes for the six months ended May 4, 1997 and May 5, 1996 and income taxes for the same periods are shown below:

                                                                                   Six months ended
                                                                   --------------------------------------------
                                                                       May 4, 1997             May 5, 1996
                                                                   --------------------     -------------------
                                                                                Thousands of dollars
      INCOME (LOSS) BEFORE INCOME TAXES:
         Domestic operations                                          $          2,559                 (1,964)
         Foreign operations                                                    (2,140)                   1,168
                                                                   ====================     ===================
                         Total consolidated                           $            419                   (796)
                                                                   ====================     ===================

      INCOME TAX PROVISION (BENEFIT):
         Domestic operations
            Current                                                   $              -                    (55)
            Deferred                                                           (1,057)                       -
                                                                   --------------------     -------------------
                Total domestic                                                 (1,057)                    (55)

         Foreign operations
            Current                                                                220                     424
            Deferred                                                                 -                       -
                                                                   --------------------     -------------------
                Total foreign                                                      220                     424
                                                                   --------------------     -------------------
                         Total consolidated                           $          (837)                     369
                                                                   ====================     ===================


     The effective tax rate differs from the U.S. statutory rate of 34% as summarized below:

                                                                                   Six months ended
                                                                   --------------------------------------------
                                                                       May 4, 1997              May 5, 1996
                                                                   --------------------       -----------------
                                                                                Thousands of dollars
      Income tax provision (benefit) at
          statutory rate                                             $             142                   (271)
      Non-deductible expenses                                                      108                     106
      Effect of unused Irish net operating loss                                    225                       -
      Reversal of valuation allowance for deferred tax
          benefits expected to be realized                                     (1,107)                       -
      Reversal of valuation allowance for deferred tax
          benefits realized                                                    (1,020)                       -
      Effect of unused domestic operating loss                                       -                     613
      Effect of differing tax rates in foreign countries                           550                    (53)
      Other                                                                        265                    (26)
                                                                   ====================       =================
      Income tax provision (benefit), as reported                    $           (837)                     369
                                                                   ====================       =================

     4. On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland. The fire destroyed or damaged certain inventory and manufacturing equipment owned by the Company. In addition, the Company's other Irish facility located in Kiltimagh has been adversely affected because of its dependency on the operations of the Galway facility. As a result of the fire, the Company recorded a non-recurring charge (after tax and net of insurance proceeds) of $2.5 million in the first quarter of fiscal 1997. During the second quarter of 1997, the Company received $1.1 million of insurance proceeds related to the fire.

     5. On June 5, 1997, the Company entered into an Amended and Restated Credit Agreement. The Credit Agreement provides up to $75 million of credit through July 1, 2001 for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The Credit Agreement is collateralized by substantially all assets of Farah U.S.A., Farah U.K., and Value Slacks and is guaranteed by its parent company and each of Farah U.S.A.'s domestic affiliates. Such guarantees are collateralized by substantially all of the assets of the related affiliates. A term loan of $10 million is included in the $75 million of credit provided by the Credit Agreement. The term loan is payable in 47 monthly installments of $208,333, plus interest, with the 48th and final monthly installment equal to the unpaid principal balance of the loan. The term loan matures on July 1, 2001. The interest rate on the Credit Agreement is prime (8 1/2% at May 4, 1997) plus 1/2% for borrowings and 1/6% per month for letters of credit. The Company may from time to time convert all or part of the loan outstanding under the Credit Agreement into a loan based on the Libor Rate. Upon conversion, the interest rate would be the Libor rate, plus 2.75%. The conversion to and continued applicability of the Libor Rate is conditioned upon specific notification requirements, a minimum of $5 million of Libor Rate loans outstanding, and various other requirements. Under the Credit Agreement, an unused credit line fee is charged on the unused portion of the line when borrowings decrease below $17.5 million. The Credit Agreement restricts certain additional indebtedness and requires the maintenance of minimum tangible net worth, minimum working capital and maximum capital expenditures. Maximum capital expenditures for fiscal 1997 under the Credit Agreement are $30 million.

      6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 will supersede APB Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Implementation of SFAS 128 would not have had a material impact on the Company's earnings per share for the second quarter of fiscal 1997 or the six months ended May 4, 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The  following  table  sets  forth,  for  the  periods  indicated,  certain financial data as percentages of net sales:
                                                  Second Quarter Ended                    Six Months Ended
                                            -----------------------------------     ----------------------------------
                                                   1997              1996                 1997               1996
                                            ---------------    ----------------     ---------------   ----------------
Net sales:
     Farah U.S.A.                                  77.6 %            74.5 %               77.2 %             73.6 %
     Farah International                           17.1              19.3                 17.0               19.4
     Value Slacks                                   5.3               6.2                  5.8                7.0
                                            ------------       -----------          -----------       ------------
Total net sales                                   100.0             100.0                100.0              100.0
Cost of sales                                      72.7              74.8                 72.3               74.1
                                            ------------       -----------          -----------       ------------
     Gross profit                                  27.3              25.2                 27.7               25.9
Selling, general and
   administrative expenses                         23.9              24.7                 24.8               25.6
     Non-recurring charge                             -                 -                  1.9                  -
                                            ------------       -----------          -----------       ------------
     Operating income (loss)                        3.4               0.5                  1.0                0.3
Other expense, net                                  0.9               0.5                  0.7                1.0
                                            ------------       -----------          -----------       ------------
     Income (loss) before  income taxes             2.5               0.0                  0.3               -0.7
Income tax provision (benefit)                     -2.0               0.3                 -0.6                0.3
                                            ------------       -----------          -----------       ------------
     Net income (loss)                              4.5 %            -0.3 %                0.9 %             -1.0 %
                                            ============       ===========          ===========       ============

         Consolidated sales for the second quarter of fiscal 1997 increased by $6.7 million (10.5%) compared to the second quarter of fiscal 1996. For the first six months, sales increased $17.1 million (14.8%) in 1997 compared to the same period in 1996. Sales increased during both periods at Farah U.S.A. and decreased during both periods at Value Slacks. At Farah International, second quarter sales decreased while sales for the first six months increased, compared to 1996.

         Farah U.S.A. sales for the second quarter of fiscal 1997 were $54.9 million compared to $47.7 million in the second quarter of fiscal 1996, a 15.1% increase. Unit sales increased 14.5% while the average unit selling price increased 0.5%. In the first six months of 1997, Farah U.S.A. sales were $102.4 million compared to $85.1 million in the same period of 1996, a 20.3% increase. Units sales increased 19.9% and the average unit selling price increased 0.4%.

         During the second quarter and first six months of 1997, sales of Savane product increased approximately 25.6% and 20.4%, respectively, compared to the same periods a year ago. This increase was attributable to a combination of factors including growth in sales of women's casual wear, men's shirts and Deep-Dye dress products.

         Sales of John Henry product increased by $4.1 million and $5.3 million, respectively during the second quarter and first six months of 1997 compared to the same periods in 1996. During fiscal 1996, the Company was in the process of repositioning the John Henry label by initially introducing it to Sears. As the Company entered into this transition period, sales of John Henry product to other customers declined. Initial shipments to Sears began in the third quarter of 1996 and have continued to increase through the first six months of fiscal 1997.

         Sales of private label product decreased 21.7% compared to the second quarter of fiscal 1996 and increased 1.3% compared to the first six months of fiscal 1996. The second quarter decrease in private label sales is primarily due to a decrease in the number of private label customers as the Company began to conduct less business with private label customers with lower gross margins. In addition, during the second quarter of 1996, the Company reported significant non-recurring private label sales in connection with the 1996 Summer Olympics in Atlanta.

         Sales of Farah product decreased 30.4% compared to the second quarter of fiscal 1996 and increased 0.5% compared to the first six months of fiscal 1996. An on-going transition of the Farah product from department stores into the mass-merchant distribution channel is the primary reason for the decrease in Farah product sales versus the second quarter of 1996. Shipments of Farah product to department stores began to decline significantly during the third quarter of 1996, while initial shipments in the mass-merchant distribution channel were just starting.

        Beginning late in the second quarter of 1997, domestic retail department store sales softened in certain market sectors. As a consequence, order activity in May 1997 for Savane products was less than anticipated. Should depressed retail sales activity continue in the third quarter, operating results would be negatively affected. As soft sales at the retail level are inconsistent with overall domestic economic conditions, the Company believes such softening to be temporary. Based on indications from the Company's department store customers, forecasts of sales order activity for the fall season are encouraging, indicating that the Company should resume increases in its Savane sales order activity in the fourth quarter.

     Despite softening of department store retail sales, John Henry sales continue to grow as the Company expands this product line to Sears. Furthermore, transition of Farah label products in the mass-merchant distribution channel is progressing and the Company expects sales within this market segment to continue to increase during the remainder of the fiscal year.

         Farah International sales for the second quarter of fiscal 1997 were $12.1 million compared to $12.4 million for the second quarter of fiscal 1996, a 2.5% decrease. Unit sales decreased 3.2%, while the average unit selling price increased 0.8%. In the first six months of fiscal 1997, Farah International sales were $22.5 million compared to $22.4 million during the same period of fiscal 1996. Unit sales decreased 4.9%, while the average unit selling price increased 5.8%. Sales at Farah U.K. represented 62.0% of Farah International sales for the first six months of 1997. Farah U.K. sales decreased by 2.0% over that period. Inventory losses resulting from a fire at the Company's plant in Ireland negatively impacted sales at Farah U.K. for the first six months of fiscal 1997. Sales at Farah Australia and New Zealand during the first six months of fiscal 1997 represented 36.6% of international sales and increased 5.7%, compared to the first six months of fiscal 1996; while 1997 second quarter sales represented 34.2% of international sales and decreased by 3.1% compared to the second quarter of 1996. The second quarter decrease is primarily attributable to a softer retail market in Australia.

         Value Slacks sales in the second quarter of 1997 were $3.7 million compared to $3.9 million in the second quarter of 1996, a 4.6% decrease. For the six month period, sales decreased 3.8% from $8.1 million in 1996 to $7.8 million in 1997. Adjusting for an off-site satellite sale held during April 1996, the overall store sales increased by .8% while operating 39 stores during 1997 versus 36 stores in 1996. Same store sales decreased 2.1% due to the shortened Easter retail period and continued poor weather conditions in the Midwest and Eastern United States.

         As a percent of sales, consolidated gross profit was 27.3% in the second quarter of 1997 compared to 25.2% in the second quarter of 1996. For the six month period, gross profit as a percent of sales was 27.7% in 1997 compared to 25.9% in the same period of 1996.

         Farah U.S.A. gross profit as a percent of sales was 23.9% in the second quarter of 1997 compared to 21.4% in the same period of 1996. For the first six months of 1997 and 1996, gross profit as a percent of sales for Farah U.S.A. was 24.8% and 21.9% respectively. Farah International gross profit as a percent of sales was 36.4% and 34.1%, in the second quarter and first six months of 1997, respectively, compared with 33.0% and 33.3% for the same periods in fiscal 1996. Cost reduction efforts, through better production planning and sourcing, as well as a decrease in the number of promotional and closeout sales, have been the principal factors contributing to the improvement in gross margins. To a lesser extent, overall better pricing in Farah U.S.A. and Farah International also helped improve gross profit margins.

         Value Slacks gross profit as a percent of sales increased from 46.1% in the second quarter of 1996 to 48.3% in the second quarter of 1997. For the six month period, gross profit decreased from 47.8% in 1996 to 47.3% in 1997. The elimination of the operating costs incurred by the 1996 satellite sale in conjunction with a lower 1997 promotional markdown contributed to the increase in second quarter gross profit. The slight decrease in year-to-date gross profit at Value Slacks is attributable to the effects of inventory shrinkage and a reduced mix of irregular and closeout sales during the first quarter of 1997.

         Selling, general and administrative expenses ("SG&A") as a percent of sales decreased from 24.7% in the second quarter of 1996 to 23.9% in the second quarter of 1997. For the six month period SG&A decreased from 25.6% in 1996 to 24.8% in 1997. SG&A as a percentage of sales decreased by 1.0% at Farah U.S.A. for both the second quarter and the first six months of 1997 compared to the same periods in 1996. Value Slacks SG&A as a percentage of sales decreased by 4.3% and 1.2%, respectively, during the second quarter and first six months of 1997, compared to the same periods in 1996. Cost reduction efforts at both Farah U.S.A. and Value Slacks, combined with the favorable effects of fixed costs that did not increase with higher sales levels at Farah U.S.A. are the primary sources of the decrease in SG&A as a percentage of sales. Partially offsetting the effects of cost reduction efforts and favorable trends in fixed costs were advertising expense increases at Farah U.S.A.. SG&A as a percentage of sales increased at Farah International by 4.0% and 3.2%, respectively during the second quarter and first six months of 1997. The increase in SG&A as a percentage of sales at Farah International resulted mainly from higher concession and exhibition expenses at Farah U.K.

         On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland, in which certain inventory and manufacturing equipment owned by the Company were either destroyed or damaged. In addition, the Company's other Irish facility located in Kiltimagh has been adversely affected because of its dependency on the operations of the Galway facility. As a result of the fire and its related impact, the Company recorded a non-recurring charge (after tax and net of insurance proceeds) of $2.5 million in the first quarter of fiscal 1997. There was some shortfall in sales in the Company's United Kingdom operations during the first six months of fiscal 1997 because of the fire. Management believes the fire will not have a long term material impact on Farah's United Kingdom operations.

         The Company recorded a tax benefit on consolidated net income for the second quarter of fiscal 1997 as a result of recognizing approximately $1.1 million of tax benefits previously not recognized. The Company expects to recognize additional tax benefits during the remainder of fiscal 1997 as the valuation allowance relating to deferred tax assets is further reduced, offsetting deferred tax expense recognized in the third and fourth quarters. In addition, in the first quarter of fiscal 1997 the Company did not record a tax benefit on the loss in connection with the fire at the Irish facility.

Financial Condition

         At May 4, 1997, the Company's primary Credit Agreement provided up to $50 million of credit through July 1, 1998, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. Formulas derived from accounts receivable and inventory limit availability under the Credit Agreement. The interest rate under the Credit Agreement is equal to the prime interest rate (8 1/2% at May 4, 1997) plus 1%, for borrowings and 1/6% per month for letters of credit. At May 4, 1997, usage under the Agreement was $31.1 million and the excess credit line available was $18.6 million. The Credit Agreement in effect at May 4, 1997 allowed for annual consolidated capital expenditures of $6.5 million.

         On June 5, 1997, the Company entered into an Amended and Restated Credit Agreement with the same lender. The Credit Agreement provides up to $75 million of credit through July 1, 2001 for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The Credit Agreement is collateralized by substantially all assets of Farah U.S.A., Farah U.K., and Value Slacks and is guaranteed by its parent company and each of Farah U.S.A.'s domestic affiliates. Such guarantees are collateralized by substantially all of the assets of the related affiliates. A term loan of $10 million is included in the $75 million of credit provided by the Credit Agreement. The term loan is payable in 47 monthly installments of $208,333, plus interest, with the 48th and final monthly installment equal to the unpaid principal balance of the loan. The term loan matures on July 1, 2001. The interest rate on the Credit Agreement is prime (8 1/2% at May 4, 1997) plus 1/2% for borrowings and 1/6% per month for letters of credit. The Company may from time to time convert all or part of the loan outstanding under the Credit Agreement into a loan based on the Libor Rate. Upon conversion, the interest rate would be the Libor rate, plus 2.75%. The conversion to and continued applicability of the Libor Rate is conditioned upon specific notification requirements, a minimum of $5 million of Libor Rate loans outstanding, and various other requirements. Under the Credit Agreement, as under the old Credit Agreement, an unused credit line fee is charged on the unused portion of the line when borrowings decrease below $17.5 million. The Credit Agreement restricts certain additional indebtedness and requires the maintenance of minimum tangible net worth, minimum working capital and maximum capital expenditures. Maximum capital expenditures for fiscal 1997 under the Credit Agreement are $30 million. As of May 4, 1997, the Company was in compliance with all covenants pursuant to the Credit Agreement.

         Net cash used in operations in the first six months of fiscal 1997 was $2.8 million. The largest factor contributing to the use of cash was an increase in inventories and capital expenditures. Production levels were increased in the first six months of 1997 in an attempt to better match inventory levels with current demand. Cash provided from earnings and a decrease in accounts receivable partially offset the need for additional cash.

         Capital expenditures through May 4, 1997 approximated $5.4 million. Expenditures were mainly for manufacturing equipment and information systems. At May 4, 1997, the Company had commitments for future capital expenditures of approximately $1.4 million.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 will supersede APB Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Implementation of SFAS 128 would not have had a material impact on the Company's earnings per share for the second quarter of fiscal 1997 or the six months ended May 4, 1997.

Factors Affecting the Company's Business and Prospects

         The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and business conditions in the U.S. and abroad; the level of demand for apparel products and success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production levels and sourcing; the ability of the Company to access the credit market to finance capital expenditures; and currency fluctuations.

Item 6.  Exhibits and Reports on Form 8-K.
a)       Exhibit 10.59               Amended and  Restated  Accounts  Financing  Agreement  dated June 1, 1997 among
                                     Congress  Financial  Corporation  (Southwest)  and Farah  U.S.A.,  Inc.,  Value
                                     Clothing Company, Inc. and Farah Manufacturing (U.K.) Limited

         Exhibit 10.60               Exhibit No. 1 to Trademark  Agreement dated June 1, 1997 by Farah  Incorporated in favor of Congress Financial Corporation (Southwest)

         Exhibit 10.61               Amended and Restated  Inventory and Equipment  Security Agreement dated June 1,
                                     1997

         Exhibit 10.62               Farah (UK) Supplement to Accounts Financing Agreement dated June 1, 1997

         Exhibit 10.63               Amended and Restated  General  Security  Agreement  (Multiple Farah  Companies)
                                     dated June 1, 1997

         Exhibit 10.64               Amended and Restated General Security  Agreement  (Farah  International,  Inc.)
                                     dated June 1, 1997

         Exhibit 10.65               Trade  Financing  Agreement  Supplement to Accounts  Financing  Agreement dated
                                     June 1, 1997

         Exhibit 10.66               General Security Agreement (Farah Incorporated) dated June 1, 1997

         Exhibit 10.67               General  Security  Agreement  (Value Clothing  Company,  Inc. and Value Slacks,
                                     Inc.) dated June 1, 1997

         Exhibit 10.68               Secured  Promissory  Note,  in the original  principal  amount of  $10,000,000, dated June 1, 1997, made by Farah U.S.A., Inc. to the order of Lender

         Exhibit 10.69               The   Acknowledgment   and   Confirmation   of  Guaranty  and  Other  Financing
                                     Agreements,  dated  June  1,  1997,  executed  by  Guarantors  and  Corporacion
                                     Farah-Costa Rica, S.A. de C.V. for the benefit of Lender

         Exhibit 11                  Statement regarding computation of net income (loss) per share.

         Exhibit 27                  Financial Data Schedule

b)       Reports on Form 8-K

         None

                                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FARAH INCORPORATED




Date:        June  18, 1997
                                                /s/ Russell G. Gibson
                                                Russell G. Gibson
                                                Executive Vice President
                                                Principal Financial Officer




                                                /s/ Polly H. Vaughn
                                                Polly H. Vaughn
                                                Principal Accounting Officer


                                         FARAH INCORPORATED AND SUBSIDIARIES

                                             FORM 10-Q INDEX TO EXHIBITS

                                                     May 4, 1997

                               Description                                                                Page
                                                                                                          Number
       Exhibit 10.59    Amended and Restated  Accounts  Financing  Agreement dated June 1, 1997 among     16
                        Congress  Financial  Corporation  (Southwest) and Farah U.S.A.,  Inc.,  Value
                        Clothing Company, Inc. and Farah Manufacturing (U.K.) Limited

       Exhibit 10.60    Exhibit  No.  1  to  Trademark   Agreement   dated  June  1,  1997  by  Farah     42
                        Incorporated in favor of Congress Financial Corporation (Southwest)

       Exhibit 10.61    Amended and Restated  Inventory and Equipment  Security  Agreement dated June     48
                        1, 1997

       Exhibit 10.62    Farah (UK) Supplement to Accounts Financing Agreement dated June 1, 1997          53

       Exhibit 10.63    Amended and Restated  General Security  Agreement  (Multiple Farah Companies)     72
                        dated June 1, 1997

       Exhibit 10.64    Amended and Restated General Security Agreement (Farah  International,  Inc.)     89
                        dated June 1, 1997

       Exhibit 10.65    Trade Financing  Agreement  Supplement to Accounts Financing  Agreement dated     108
                        June 1, 1997

       Exhibit 10.66    General Security Agreement (Farah Incorporated) dated June 1, 1997                116

       Exhibit 10.67    General Security  Agreement (Value Clothing  Company,  Inc. and Value Slacks,     141
                        Inc.) dated June 1, 1997

       Exhibit 10.68    Secured Promissory Note, in the original principal                                158
                        amount of $10,000,000, dated June 1, 1997, made by Farah
                        U.S.A., Inc. to the order of Lender

       Exhibit 10.69    The   Acknowledgment   and  Confirmation  of  Guaranty  and  Other  Financing     163
                        Agreements,  dated June 1,  1997,  executed  by  Guarantors  and  Corporacion
                        Farah-Costa Rica, S.A. de C.V. for the benefit of Lender

       Exhibit 11       Statement  regarding  computation  of net  income  (loss) per share.              165

       Exhibit 27       Financial Data Schedule                                                           166