Form 10-Q
period 1997-08-03
FARAH INC
filed 1997-09-17
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q
   Mark One

    ----
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ----
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended August 3, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 1-5400


                               FARAH INCORPORATED
             (Exact name of registrant as specified in its charter)


                     Texas                               74-1061146
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

    4171 N. Mesa, Building D, Suite 500, El Paso, Texas         79902-1433
          (Address of principal executive offices)              (Zip Code)



         Registrant's telephone number, including area code   (915) 496-7000




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         As of September 10, 1997 there were outstanding 10,315,264 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARAH INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         QUARTER AND NINE MONTHS ENDED AUGUST 3, 1997 AND AUGUST 4, 1996
-------------------------------------------------------------------------------------------------------------------
                                   (Unaudited)

                                                                   Quarter Ended                Nine Months Ended
                                                          -----------------------------    ---------------------------
                                                           August 3,       August 4,        August 3,     August 4,
                                                              1997           1996              1997          1996
                                                          -------------  --------------    ------------- -------------
                                                                (Thousands of dollars except per share data)
Net sales                                                   $   64,256          55,973          196,965       171,541

Cost of sales                                                   48,103          41,411          144,065       127,048
                                                          -------------  --------------    ------------- -------------
    Gross profit                                                16,153          14,562           52,900        44,493

Selling, general and administrative expenses                    17,244          14,208           50,126        43,789
Non-recurring charge                                                 -               -            2,462             -
                                                          -------------  --------------    ------------- -------------

     Operating income (loss)                                   (1,091)             354              312           704
                                                          -------------  --------------    ------------- -------------

Other income (expense):
     Interest expense                                          (1,091)           (751)          (2,719)       (3,384)
     Interest income                                               193             199              589           629
     Foreign currency transaction gains                            118              81              242           174
     Gain (loss) on sale of assets                                (44)           9,327             (25)         9,970
     Other, net                                                    565             193              670           514
                                                          -------------  --------------    ------------- -------------
                                                                 (259)           9,049          (1,243)         7,903

Income (loss) before income taxes                              (1,350)           9,403            (931)         8,607

      Income tax provision (benefit)                             (947)           2,516          (1,784)         2,885
                                                          -------------  --------------    ------------- -------------

     Net income (loss)                                           (403)           6,887              853         5,722

Retained earnings:
     Beginning                                                   9,572             395            8,316         1,560
                                                          -------------  --------------    ------------- -------------
     Ending                                                 $    9,169           7,282            9,169         7,282
                                                          =============  ==============    ============= =============

Net income (loss) per share                                 $   (0.04)            0.67             0.08          0.56
                                                          =============  ==============    ============= =============
Weighted average shares of common stock
     (all periods) and common stock equivalents
     (income periods only) outstanding                      10,276,022      10,235,374       10,300,384    10,182,030
                                                          =============  ==============    ============= =============

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       AUGUST 3, 1997 AND NOVEMBER 3, 1996
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                      August 3,       November 3,
                                                                                        1997              1996
                                                                                   ----------------  ---------------
                                                                                        (Thousands of dollars)

Assets
Current assets:
   Cash                                                                                  $   2,653            3,777

   Trade receivables, net                                                                   40,284           41,671
   Inventories:
        Raw materials                                                                       16,002           11,404
        Work in process                                                                     17,666           15,251
        Finished goods                                                                      47,857           35,378
                                                                                   ----------------  ---------------
                                                                                            81,525           62,033
   Other current assets                                                                     12,664           10,857
                                                                                   ----------------  ---------------
                Total current assets                                                       137,126          118,338

Note receivable                                                                              4,984            5,260
Property, plant and equipment, net                                                          32,651           25,370
Other non-current assets                                                                     7,324            4,895
                                                                                   ----------------  ---------------
                                                                                         $ 182,085          153,863
                                                                                   ================  ===============
Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt                                                                       $  39,452           20,744
   Current installments of long-term debt                                                    4,690            1,288
   Trade payables                                                                           25,992           24,038
   Other current liabilities                                                                12,659           13,737
                                                                                   ----------------  ---------------
                 Total current liabilities                                                  82,793           59,807

Long-term debt, excluding current installments                                              12,758            4,706
   Other non-current liabilities                                                             2,388            3,992

  Deferred gain on sale of building                                                          1,693            3,218

Shareholders' equity:
   Common stock, no par value, $.01 stated value,
    authorized  20,000,000 shares; issued 10,278,989
    shares in 1997 and 10,209,246 shares in 1996                                            46,026           46,024
   Additional paid-in capital                                                               30,627           29,894
   Cumulative foreign currency translation adjustment                                      (2,017)            (742)
   Minimum pension liability adjustment                                                    (1,243)          (1,243)
   Retained earnings                                                                         9,169            8,316
                                                                                   ----------------  ---------------
                                                                                            82,562           82,249
   Less: Treasury stock, 36,275 shares in
    1997 and 1996, at cost                                                                     109              109
                                                                                   ----------------  ---------------
                 Total shareholders' equity                                                 82,453           82,140
                                                                                   ----------------  ---------------
                                                                                         $ 182,085          153,863
                                                                                   ================  ===============

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED AUGUST 3, 1997 AND AUGUST 4, 1996
--------------------------------------------------------------------------------------------------------------------
                                 (Unaudited)

                                                                                      August 3,        August 4,
                                                                                        1997             1996
                                                                                   ---------------  ----------------
                                                                                          (Thousands of dollars)
Cash flows from (used in) operating activities:
     Net income                                                                          $    853             5,722
     Adjustments to  reconcile  net income to net cash from (used in)  operating activities:
                 Depreciation and amortization                                              3,930             3,937
                 Amortization of deferred gain on sale of building                        (1,525)           (1,524)
                 Amortization of deferred gain on sale of subsidiary                      (1,493)           (1,322)
                 Deferred income taxes                                                    (2,140)             1,996
                 Loss (gain) on sale of assets                                                 25           (9,970)
                 Non-recurring charge                                                       2,462                 -
                 Insurance proceeds from fire damage                                        1,070                 -
     Decrease (increase) in:
                 Trade receivables                                                          1,387             5,509
                 Inventories                                                             (20,367)             8,783
                 Other current assets                                                     (1,372)             1,339
     Increase (decrease) in:
                 Trade payables                                                             1,954             3,786
                 Other                                                                    (3,133)           (2,853)
                                                                                   ---------------  ----------------

                        Net cash from (used in) operating activities                     (18,349)            15,403
                                                                                   ---------------  ----------------

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                                           (9,249)           (1,968)
     Proceeds from sale of assets                                                              52            22,588
                                                                                   ---------------  ----------------
                        Net cash from (used in) investing activities                      (9,197)            20,620

Cash flows from (used in) financing activities:
     Net change in revolving credit facility                                               18,708          (26,931)
     Proceeds from issuance of debt                                                        10,000                 2
     Repayment of long-term debt                                                          (1,846)           (9,132)
     Receipts from sale of common stock                                                       566                 -
     Other                                                                                  (489)               116
                                                                                   ---------------  ----------------

                          Net cash from (used in) financing activities                     26,939          (35,945)
                                                                                   ---------------  ----------------

Foreign currency translation adjustment                                                     (517)              (41)
                                                                                   ---------------  ----------------

Net increase (decrease) in cash flow                                                      (1,124)                37

Cash, beginning of year                                                                     3,777             3,657
                                                                                   ---------------  ----------------

Cash, end of period                                                                      $  2,653             3,694
                                                                                   ===============  ================

Supplemental cash flow disclosures:
     Interest paid                                                                       $  2,663             4,103
     Income taxes paid                                                                        496               837
     Assets acquired through direct financing loans or  capital leases                      3,301               723

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

2. The foregoing financial information reflects all adjustments (which consist of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows for the interim periods.

3. During the second quarter of fiscal 1997, the Company reevaluated the realizability of its deferred tax assets pursuant to the criteria of Statement of Financial Accounting Standards No. 109, and concluded it is more likely than not that the Company will realize tax benefits associated with a portion of its domestic net operating losses, together with certain other tax benefits, that were previously subject to an established valuation allowance. Accordingly, the Company reversed approximately $2.2 million from its deferred tax valuation allowance during the first nine months of fiscal 1997. The remaining valuation allowance at August 3, 1997 is approximately $2.4 million. The Company continues to believe that it is more likely than not that it will not realize the benefits of its Irish net operating loss carryforwards, certain domestic net operating loss carryforwards, a portion of its foreign tax credits, and other deferred tax assets totaling approximately $1.6 million.

     Income (loss) before taxes for the nine months ended August 3, 1997 and August 4, 1996 and income taxes for the same periods are shown below:

                                                                                Nine months ended
                                                                   --------------------------------------------
                                                                     August 3, 1997           August 4, 1996
                                                                   --------------------     -------------------
                                                                                Thousands of dollars

      INCOME (LOSS) BEFORE INCOME TAXES:
         Domestic operations                                          $            510                   6,657
         Foreign operations                                                    (1,441)                   1,950
                                                                   ====================     ===================
                         Total consolidated                           $          (931)                   8,607
                                                                   ====================     ===================

      INCOME TAX PROVISION (BENEFIT):
         Domestic operations
            Current                                                   $             10                     296
            Deferred                                                           (2,141)                   2,006
                                                                   --------------------     -------------------
                Total domestic                                                 (2,131)                   2,302

         Foreign operations
            Current                                                                347                     583
            Deferred                                                                 -                       -
                                                                   --------------------     -------------------
                Total foreign                                                      347                     583
                                                                   --------------------     -------------------
                         Total consolidated                           $        (1,784)                   2,885
                                                                   ====================     ===================

         The Company's effective tax rate differs from the U.S.statutory rate of 34% as summarized below:

                                                                                  Nine months ended
                                                                   --------------------------------------------
                                                                     August 3, 1997           August 4, 1996
                                                                   --------------------      ------------------
                                                                                Thousands of dollars

      Income tax provision (benefit) at
          statutory rate                                            $            (317)                   2,926
      Non-deductible expenses                                                      308                     130
      Reversal of valuation allowance for deferred tax
           benefits                                                            (2,219)                       -
      Effect of differing tax rates in foreign countries                           504                    (64)
      Other                                                                       (60)                   (107)
                                                                   ====================      ==================
      Income tax provision (benefit), as reported                   $          (1,784)                   2,885
                                                                   ====================      ==================

4. On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland. The fire destroyed or damaged certain inventory and manufacturing equipment owned by the Company. In addition, the Company's other Irish facility located in Kiltimagh was adversely affected because of its dependency on the operations of the Galway facility. As a result of the fire, the Company recorded a non-recurring charge (after tax) of $2.5 million in the first quarter of fiscal 1997. During the second quarter of 1997, the Company received $1.1 million of insurance proceeds related to the fire.

     On July 25, 1997, the Company sold its Irish operations to a company comprised of the former management of the Irish operations. In conjunction with the sale, the Company entered into a long-term supply agreement whereby the purchaser will produce garments for Farah U.K. at the Kiltimagh facility. In addition to the long-term supply agreement, the Company expects to utilize contractors to meet future production requirements for Farah U.K. No gain or additional loss was recognized on the final disposition of the Irish operations.

5. On June 5, 1997, the Company entered into an Amended and Restated Credit Agreement. The Credit Agreement provides up to $75 million of credit through July 1, 2001 for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The Credit Agreement is collateralized by substantially all assets of Farah U.S.A., Farah U.K., and Value Slacks and is guaranteed by its parent company (Farah
     Incorporated) and each of Farah U.S.A.'s domestic affiliates. Such guarantees are collateralized by substantially all of the assets of the related affiliates. A term loan of $10 million is included in the $75 million of credit provided by the Credit Agreement. The term loan is payable in 47 monthly installments of $208,333, plus interest, with the 48th and final monthly installment equal to the unpaid principal balance of the loan. The term loan matures on July 1, 2001. The Credit Agreement states that the interest rate on outstanding borrowings will be prime (8 1/2% at August 3, 1997) plus 1/2% for borrowings and 1/6% per month for letters of credit. The Company may also from time to time convert all or part of the loan outstanding under the Credit Agreement into a loan based on the Libor Rate. Upon conversion, the interest rate would be the Libor rate, plus 2.75%. The conversion to and continued applicability of the
     Libor Rate is conditioned upon specific notification requirements, a minimum of $5 million of Libor Rate loans outstanding, and various other requirements. Under the Credit Agreement, an unused credit line fee is charged on the unused portion of the line when borrowings decrease below $17.5 million. The Credit Agreement restricts certain additional indebtedness and requires the maintenance of minimum tangible net worth, minimum working capital and maximum capital expenditures. Maximum capital expenditures for fiscal 1997 under the Credit Agreement are $30 million.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 will supersede APB Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Implementation of SFAS 128 would not have had a material impact on the Company's earnings per share for the third quarter of fiscal 1997 or the nine months ended August 3, 1997.

                       FARAH INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                                                     Third Quarter Ended                  Nine Months Ended
                                            ---------------------------------     -----------------------------------
                                                   1997             1996                 1997               1996
                                            ---------------   ---------------     ----------------   ----------------
Net sales:
     Farah U.S.A.                                  74.3 %           73.6 %               76.3 %             73.6 %
     Farah International                           18.4             18.1                 17.4               19.0
     Value Slacks                                   7.3              8.3                  6.3                7.4
                                            ------------      -----------         ------------       ------------
Total net sales                                   100.0            100.0                100.0              100.0
Cost of sales                                      74.9             74.0                 73.2               74.1
                                            ------------      -----------         ------------       ------------
     Gross profit                                  25.1             26.0                 26.8               25.9
Selling, general and
    administrative expenses                        26.8             25.4                 25.4               25.5
Non-recurring charge                                  -                -                  1.3                  -
                                            ------------      -----------         ------------       ------------
     Operating income (loss)                      (1.7)              0.6                  0.1                0.4
Other income (expense), net                       (0.4)             16.2                (0.6)                4.6
                                            ------------      -----------         ------------       ------------
     Income (loss) before  income taxes           (2.1)             16.8                (0.5)                5.0
Income tax expense (benefit)                      (1.5)              4.5                (0.9)                1.7
                                            ------------      -----------         ------------       ------------
     Net income (loss)                            (0.6) %           12.3 %                0.4 %              3.3 %
                                            ============      ===========         ============       ============


         Consolidated sales for the third quarter of fiscal 1997 increased by $8.3 million (14.8%) compared to the third quarter of fiscal 1996. For the first nine months of 1997, sales increased by $25.4 million (14.8%) compared to the same period of 1996. Sales increased during both periods at Farah U.S.A. and Farah International. At Value Slacks, third quarter sales decreased while sales for the first nine months of 1997 increased.

         Farah  U.S.A. sales  for  the third quarter of fiscal  1997 were  $47.8 million  compared  to  $41.2  million  in  the  third quarter of 1996,  a  16.0%
increase. Unit sales also increased by 13.1%, while the average per unit selling price increased by 2.6%. In the first nine months of 1997, Farah U.S.A. sales were $150.2 million compared to $126.3 million in the same period of 1996, an 18.9% increase. Unit sales and the average selling price increased by 17.7% and 1.1%, respectively.

         Sales of Savane product increased by 18.9% during the third quarter of 1997 and by 20.1% during the first nine months of the fiscal year, compared to the same periods in 1996. Substantially all the growth in Savane sales resulted from increased volume levels in men's shirts and women's casual wear, which were introduced during the latter part of fiscal 1996. Growth in the men's Deep-Dye casual products also contributed to the overall increase in Savane sales.

         As stated above, Savane sales for the third quarter and first nine months of 1997 were higher than comparative 1996 levels, but were lower than expected. Softness in the retail market during the Spring 1997 season had an adverse effect on overall Savane sales. The average selling price for all
Savane products during the third quarter of 1997 was slightly lower compared to the same period last year. In addition, the Company anticipated better sales results from its newly introduced cotton/lycra Savane Golf pant. Finally, competition in the men's casual wear market continues to be intense, making it more difficult for the Company to achieve higher prices.

        John Henry product sales decreased by approximately $500,000 (14.3%) during the third quarter and increased by $4.8 million (128.2%) during the first nine months of fiscal 1997, versus the same periods in 1996. In 1996, the Company repositioned the John Henry label by introducing it to Sears, with a "roll-out" program occurring in the third quarter of 1996. Exclusive of this program, John Henry sales in the third quarter of 1997 were higher compared to the same period a year ago. Since the "roll-out" to Sears, replenishment orders have continued to increase, accounting for the overall increase in John Henry sales.

        Sales of Farah product increased by $5.3 million for both the third quarter and first nine months of fiscal 1997, compared to the same periods in fiscal 1996. Third quarter sales were 262.7% higher than the same period last year. Sales for the first nine months of 1997 increased 45.2%, versus 1996. Late in fiscal 1996, the Company moved its Farah label to the mass-merchant distribution channel as part of its overall strategy to realign its labels into three distinct markets. As a result, shipments of the Farah product to department stores declined significantly in the third quarter of 1996 and were ultimately eliminated. In the fourth quarter of 1996, the Company began its initial shipments of Farah product to a major mass-merchant. Since this initial roll-out, the Company has continued to ship replenishment orders, and as discussed below, converted an existing private label program with this retailer to Farah branded product. Continuing with its plan, the Company rolled out Farah product to a significant number of new stores with this same customer during the third quarter of 1997.

         During the third quarter and first nine months of fiscal 1997, sales of private label product decreased by $2.9 million (28.9%) and $2.7 million (9.4%), respectively, when compared to the same periods in fiscal 1996. The transition of Farah branded product to the mass-merchant distribution channel contributed to the decline in private label sales during the third quarter and first nine months of 1997, as a large customer within the mass-merchant distribution channel converted from private label to Farah branded garments. Additionally, the number of private label customers has decreased in 1997 as the Company reduced its volume of business with customers who provided lower gross margins. Additionally, during the first nine months of 1996, the Company recorded significant non-recurring private label sales in connection with that year's Atlanta Summer Olympics.

         Sales at Farah International were $11.8 million for the third quarter of fiscal 1997, a 16.6% increase over third quarter 1996 sales of $10.1 million. Unit sales and the average selling price per unit were up 10.7% and 5.3%, respectively. For the first nine months of 1997, Farah International's sales were $34.3 million, compared to $32.5 million for the same period in 1996, a 5.6% increase. Unit sales for the first nine months of 1997 decreased by 0.1%, while the average selling price per unit increased by 5.6%, compared to same period in fiscal 1996.

         Farah U.K. sales accounted for 67.7% of third quarter 1997 Farah International sales and increased by 20.8%, compared to the same period in 1996. Sales at Farah U.K. represented 64.0% of Farah International sales for the first nine months of fiscal 1997. Farah U.K. sales increased by 5.3% over that period, versus the first nine months of 1996. Inventory losses resulting from a fire at the Company's plant in Galway, Ireland negatively affected sales at Farah U.K. for the first nine months of fiscal 1997. Third quarter Farah U.K. sales increased versus the same period last year due partially to the weakness of the U.S. dollar, relative to the British Pound Sterling. In addition, during the third quarter of 1997, Farah U.K. shipped orders that had been backlogged due to the Irish fire earlier in the year.

         Farah Australia and Farah New Zealand sales accounted for 31.2% of third quarter 1997 Farah International sales and increased 9.3%, versus the same period in 1996. Sales at Farah Australia and Farah New Zealand during the first nine months of fiscal 1997 made up 34.7% of Farah International sales and increased 5.7%, compared to the same period in 1996. Increased private label business and continued consumer acceptance of the Savane wrinkle-free product contributed to the sales increases for the third quarter and nine months.

         Third quarter 1997 sales at Value Slacks were $4.7 million, compared to $4.6 million in 1996, a 0.3% increase. For the first nine months of the fiscal year, sales decreased 2.3% from $12.7 million in 1996 to $12.4 million in 1997. Value Slacks same store sales, exclusive of three satellite sales held during the second and third quarters of 1996, increased 7.7% and 0.3% during the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. During the first nine months of fiscal 1997, the Company closed seven low performance stores and opened three new stores at different locations. Although this net decrease in stores has negatively impacted unit sales, the average price per unit has increased by more than 18% during the third quarter and first nine months of 1997 due to changes in product mix.

         Gross profit as a percentage of sales was 25.1% and 26.0% during the third quarter of fiscal 1997 and fiscal 1996, respectively. For the first nine months of fiscal 1997, gross profit as a percentage of sales was 26.9%, compared to 25.9% during the same period in 1996.

         Farah U.S.A. gross profit as a percentage of sales was 21.1% during the third quarter of fiscal 1997, compared to 22.4% in the same period in 1996. For the first nine months of fiscal 1997 and 1996, Farah U.S.A. gross profit as a percentage of sales was 23.6% and 22.1%, respectively. Costs associated with a transition to more contract sewing and start-up costs at the Company's new finishing facilities contributed to a higher cost of sales. Additionally, fabric performance difficulties with the Company's cotton/lycra Savane Golf pant resulted in additional production costs and higher than normal third quarter markdowns. The average sales price per unit at Farah U.S.A. increased by 2.6% and 1.1% during the third quarter and first nine months of 1997, respectively. The increases in sales price per unit for the quarter and nine months partially offset the increased markdowns and the effects of the transitions in the sewing and finishing areas.

         Farah International gross profit as a percentage of sales was 32.9% for the third quarter of fiscal 1997, compared to 33.7% during the same period in 1996. The third quarter decrease was primarily due to higher markdowns at Farah U.K. Gross profit as a percentage of sales was comparable during the first nine months of 1997 and 1996.

         Value Slacks gross profit as a percentage of sales increased from 41.3% in the third quarter of fiscal 1996 to 47.1% in the third quarter of fiscal 1997. Value Slacks gross profit as a percentage of sales for the first nine months of fiscal 1997 was 47.3%, compared to 45.4% for the same period in 1996. Value Slacks' transition to a higher volume of first quality merchandise has decreased promotional markdowns during fiscal 1997. In addition, satellite sales held in the second and third quarters of 1996 negatively impacted margins as products were sold at lower than normal selling prices.

         Selling, general, and administrative expenses ("SG&A") as a percentage of sales increased to 26.8% in the third quarter of fiscal 1997 from 25.4% in the third quarter of 1996. For the first nine months of 1997, SG&A was 25.4% of sales, compared to 25.5% for the same period in 1996. SG&A as a percentage of sales at Farah U.S.A. increased 2.6 percentage points during the third quarter and increased 0.2 percentage points for the first nine months of 1997, compared to the same periods in 1996. The third quarter 1997 increase in SG&A as a percentage of sales at Farah U.S.A. was partially attributable to higher advertising costs incurred in introducing the new Savane Golf, Savane Womenswear, and Savane Shirt lines. Additionally, general and administrative expense for the third quarter included costs associated with the move to a new corporate headquarters.

         Value Slacks SG&A as a percentage of sales decreased by 6.1 and 3.1 percentage points during the third quarter and first nine months of 1997, respectively, when compared to the same periods in 1996. The reductions in SG&A as a percentage of Value Slacks sales resulted largely from store closings and from continued cost reduction efforts. Also contributing to the difference between 1997 and 1996 SG&A as a percentage of sales was the incremental SG&A incurred in connection with three satellite sales held during the second and third quarters of 1996.

         SG&A as a percentage of sales at Farah International increased by 1.5 and 2.6 percentage points during the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. The third quarter increase was primarily attributable to legal fees associated with the sale of the Company's Irish facilities, the hiring of additional quality assurance personnel at Farah U.K., and severance payments. These factors, combined with higher concession and exhibition expenses at Farah U.K., were the primary components of the increase in SG&A as a percentage of sales for the first nine months of 1997.

         On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland, in which certain inventory and manufacturing equipment owned by the Company were either destroyed or damaged. In addition, the Company's other Irish facility located in Kiltimagh has been adversely affected because of its dependency on the operations of the Galway facility. As a result of the fire and its related impact, the Company recorded a non-recurring charge (after tax) of $2.5 million in the first quarter of 1997. There was some shortfall in sales in the Company's United Kingdom operations during the first six months of fiscal 1997 because of the fire. On July 25, 1997, the Company entered into an agreement to sell its Irish facilities. Management believes the fire and subsequent sale of its Irish facilities will not have a long term material impact on Farah's United Kingdom operations.

        The Company recorded a tax benefit on consolidated net income for the first nine months of fiscal 1997, primarily as a result of recognizing $2.2 million of tax benefits previously not recognized. In addition, in the first quarter of fiscal 1997, the Company did not record a tax benefit on the loss in connection with the fire at the Irish facility.

Financial Condition

        At August 3, 1997, the Company's primary Credit Agreement provided up to $75 million of credit through July 1, 2001, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The Credit Agreement includes a term loan payable in monthly installments over a 48 month period. The balance of the term loan was $9.8 million as of August 3, 1997. Formulas derived from accounts receivable and inventory define borrowing capacity under the Credit Agreement. The Credit Agreement states that the interest rate on outstanding borrowings will be prime (8 1/2% at August 3, 1997) plus 1/2% for borrowings and 1/6% per month for letters of credit. The Company may also from time to time convert all or part of the loan outstanding under the Credit Agreement into a loan based on the Libor Rate. Upon conversion, the interest rate would be the Libor rate, plus 2.75%. The conversion to and continued applicability of the Libor Rate is conditioned upon specific notification requirements, a minimum of $5 million of Libor Rate loans outstanding, and various other requirements. At August 3, 1997, usage under the Agreement was $40.2 million and the excess credit line available was $19.7 million. The Credit Agreement allows for consolidated capital expenditures of $30 million in fiscal 1997. As of August 3, 1997, the Company was in compliance with all covenants pursuant to the Credit Agreement.

         Net cash used in operations in the first nine months of fiscal 1997 was $18.3 million. The largest factor contributing to the use of cash was an increase in inventories. Production levels were increased in the first nine months of 1997 in an attempt to better match inventory levels with current demand. Sales, however, were lower than expected resulting in a net increase in inventory balances. In addition, $9.2 million in cash was used for capital expenditures.

         Capital expenditures through August 3, 1997 approximated $12.6 million. Expenditures were mainly for manufacturing equipment, information systems, and leasehold improvements at the new corporate headquarters. At August 3, 1997, the Company had commitments for future capital expenditures of approximately $4.6 million.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 will supersede APB Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Implementation of SFAS 128 would not have had a material impact on the Company's earnings per share for the third quarter of fiscal 1997 or the nine months ended August 3, 1997.

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

         Last year the Company terminated its shirt licensing agreement with Oxford and re-introduced wrinkle free shirtings as a significant addition to the Savane label. Due to timing and sourcing complexities and market acceptance, risk factors associated with shirts are greater than those associated with the Company's traditional men's casual wear product lines.

         The Company has undertaken several new projects during 1997 including relocating to a new distribution facility. The Company established a target date of December 31, 1997 to complete its move to the new distribution facility. However, based on current discussions with its contractors and suppliers, it is possible that a delay in moving will occur. The Company may incur significant additional costs in attempting to meet the original deadline; and if a delay does occur, the Company may experience disruptions in shipments.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)            Exhibit 11                 Statement regarding computation of net
                                          income (loss) per share

               Exhibit 27                 Financial Data Schedule

(b)            Reports on Form 8-K        No reports on Form 8-K have been filed
                                          during  the   quarter  for  which  the
                                          report is filed.










                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FARAH INCORPORATED




Date:        September 17, 1997
                                                  /s/ Russell G. Gibson
                                                  Russell G. Gibson
                                                  Executive Vice President
                                                  Principal Financial Officer




                                                  /s/ Polly H. Vaughn
                                                  Polly H. Vaughn
                                                  Principal Accounting Officer

                       FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                 August 3, 1997


                                                                       Page
                              Description                             Number

Exhibit 11                    Statement regarding computation
                              of net income (loss) per share.           15

Exhibit 27                    Financial Data Schedule                   16