Form 10-K
period 1997-11-02
FARAH INC
filed 1998-01-28
CIK 34501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    Mark One
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -------
      X       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    -------
                   For the Fiscal Year Ended November 2, 1997
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 1-5400
                               FARAH INCORPORATED
             (Exact name of registrant as specified in its charter)

            Texas                                         74-1061146
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     4171 N. Mesa, Building D
     Suite 500, El Paso, Texas                              79902-1433
(Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:   (915) 496-7000
           Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
                  Title of each class                on which registered
             CommonStock, no par value             New York Stock Exchange

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                     8.5% Convertible Subordinated Debenture
                              due February 1, 2004

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No ___

     As of January 9, 1998 there were outstanding 10,278,989 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on January 9, 1998) was $52,982,574.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

               Proxy Statement Dated January 30, 1998 - Part III.
                  The Exhibit Index is on Page 58 of Form 10-K.

                                TABLE OF CONTENTS


 Item                              Description                        Page

                                     PART I

1        Business                                                        3

2        Properties                                                     11

3        Legal Proceedings                                              11

4        Submission of Matters to a Vote of Security Holders            11

                                     PART II

5        Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            12

6        Selected Financial Data                                        13

7        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            14

8        Financial Statements and Supplementary Data                    26

9        Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            47

                                    PART III

10       Directors and Executive Officers of the Registrant             48

11       Executive Compensation                                         48

12       Security Ownership of Certain Beneficial Owners
         and Management                                                 48

13       Certain Relationships and Related Transactions                 48

                                     PART IV

14       Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                       48

                                     PART I

Item 1.  BUSINESS

General

         The Company, founded in 1920, is a leading manufacturer and marketer of apparel for men and boys. Beginning in fiscal 1996, a limited number of women's products were added to the Company's product lines. The Company was incorporated in Texas in 1947 as Farah Manufacturing Company, Inc. The name of the Company was changed to Farah Incorporated in 1987.

         The Company is organized as three distinct operating divisions: Farah U.S.A., Inc. ("Farah U.S.A."), Farah International, Inc. ("Farah International") and Savane Direct Incorporated ("Savane Direct," formerly Value Slacks, Inc). Farah U.S.A. (76% of consolidated revenue for fiscal 1997) manufactures and sells a variety of casual and dress apparel to retailers throughout the United States. Farah International (18% of consolidated revenue for fiscal 1997) manufactures and sells apparel in Europe and the South Pacific region. Farah International's primary markets are the United Kingdom, Australia and New Zealand. Savane Direct (6% of consolidated revenue for fiscal 1997) operates retail stores that sell first quality apparel manufactured by the Company, close-outs and seconds from Farah U.S.A., and a limited amount of merchandise purchased from third parties. As of November 2, 1997, Savane Direct had 36 retail stores, all located in the United States.

Products

         The Company manufactures and markets high quality, medium priced, fashion apparel for men, boys and women. The Company's products include casual slacks, dress slacks, suit separates (matching pants and sportcoats that may be mixed and matched to accommodate retail customer size preferences), sportcoats, shorts, skirts and shirts. The Company's products are sold under three primary labels: Savane(R), Farah(R) and John Henry(R). In addition, the Company manufactures and sells private label products for certain customers.

         The Company manufactures and markets apparel products with an array of fabrics that emphasize comfort, fit and performance. The "performance fabrics" maintain a fresh, neat appearance, and are primarily 100% cotton fiber and blended fabrics (polyester/rayon or polyester/wool). In fiscal 1995, the Company co-developed a process for dyeing color-fast fabrics for use in its garments. The garments are treated with a soft-hand stain repellent finish. Depending upon the fabric, it may be chemically pre-treated by the fabric supplier or finished by the Company to achieve soft, wrinkle-free and shrink-resistant features. The result is a garment having a longer-lasting, fresher and cleaner appearance. Since the process was first developed, it has been expanded to additional product lines. These products can be found under the Deep Dye Savane label which now represents the best selling label in the Company's cotton slacks business. The Company also sells products under the Farah and John Henry labels and private label products using similar dyeing and wrinkle-resistant technologies.

         Additional information with respect to the Company's significant labels is as follows:

         Savane - Both dress and casual products are sold under this label. The Company has positioned the Savane product as a high quality garment using better fabrics and finer workmanship. Savane product is sold primarily to department stores. The major product lines included under this label are as follows:

                  Savane Casuals for Men and Boys - Savane Casuals include pants and shorts for men and boys. Savane casual pants are made from 100% cotton fabrics and are treated with Deep Dye, PROCESS 2000, or other similar processes. The Company offers several distinctly different products in this category. Savane Classic Casuals offer no-wrinkle softness together with soil and stain-resistant treatments. Savane Softwash Casuals are manufactured using softening agents which results in a soft finish. Savane Deep Dye Casuals were introduced in fiscal 1996 and are treated with the Deep Dye process, which provides fade-resistant features. Savane Deep Dye Casuals include Deep Dye Fancies which are patterned goods made from 100% cotton. Fancies are upscale casual slacks that have a semi-dress look, are moderately priced and have the no-wrinkle, easy care features. The Company recently introduced a new 100% cotton stretch casual slack that is marketed under a "comfort stretch" concept and is priced in the mid-range of casual wear. The new slack has all the qualities of the Company's traditional no-fade, no-wrinkle cotton slack; yet it also features a stretch characteristic that provides added comfort. Initial shipments of this product began in the first quarter of fiscal 1998. The Company offers a similar product made of a cotton lycra blend, providing stretch qualities and wrinkle-resistant characteristics. It was first introduced earlier in fiscal 1997 without the wrinkle-resistant features under the Savane Golf label; however, the product was met with limited success. Since then, the Company introduced the wrinkle-free version, which is offered for the Spring 1998 season on a limited basis at prices higher than the new comfort stretch slack. In fiscal 1998 the Company will begin production of a new Luster Wash product, which provides a dressier look for cotton casuals than our casual Deep Dye cotton products. The Company also offers a variety of seasonal goods, with linen as the principal Spring seasonal fabric and corduroy for the Fall season.

                  Savane Casuals for Women - The casual women's wear market is an area for additional growth of the Savane label. The Company initially introduced Savane casuals for women late in fiscal 1996. Distribution and the selection of products in this line increased during fiscal 1997. The women's line includes casual cotton twill slacks in selected basic colors, shorts, skirts, a limited line of shirts, as well as other seasonal basic slacks. These products offer the same no-wrinkle, easy care performance features as the men's products.

                  Savane Shirts - The shirt business is another area for potential growth of the Savane label. The Company began shipping Savane shirts for men late in the fiscal 1996 fourth quarter with distribution of these products increasing throughout fiscal 1997. The line of shirts offered by the Company includes woven, 100% cotton shirts as well as polyester/cotton shirts. The Savane woven shirts are treated with Deep Dye and PROCESS 2000 technologies.

                  Savane Dress Wear - Savane dress wear includes men's slacks, coats and suit separates. Dress products are made mainly of polyester/wool and polyester/wool/lycra blend fabrics. A Deep Dye Dress product is also offered, providing the same fade-resistant features as Deep Dye Casuals. In the first quarter of 1997, the Company began shipments of Savane Elements(TM), a new upscale dress line. This line uses high-performance Savane fabric finishes on polyester and worsted wool. Similar to the Savane dress line, the Savane Elements dress line includes slacks, sport coats and suit separates.

         Farah - Products sold under this label include men's casual and dress slacks. Dress products are made from blended fabrics, while casual products are mainly 100% cotton. Some casual slacks with this label are fabricated using wrinkle-resistant technologies. The Company markets these products primarily through the mass-merchant distribution channel.

         John Henry - This label is primarily used for dress slacks, suit separates and sport coats produced from blended fabrics. Certain of the products in this line use wrinkle-resistant technologies. The John Henry line is currently being sold to Sears. Product distribution of this label should continue to grow in fiscal 1998 as the Company delivers more product to Sears.

         Private Label - The Company produces casual and dress product for various retailers using their own labels. Products produced include casual wear, dress, women's wear and boys. Such product is produced to customers' specifications.

Operating Strategy

         The Company's operating strategy is (1) to maximize sales of its products by positioning them in clear channels of distribution and adding new merchandise within each product category, (2) to reduce overall product costs by sourcing more product through third party contractors, allowing the Company to better control inventory levels and match production with customer demands, and
(3) to minimize administrative costs.

         The Savane label has grown to a widely recognized name in men's apparel since the Company first introduced its wrinkle-free line of casual wear under the Savane name in 1993. Today, Savane is the second largest seller of men's slacks in U.S. department stores (NPD Market Survey reports of Department Store Sales).

         As the Savane business grew, sales declined in the Company's two other product lines, Farah and John Henry. Competition from Savane products, which were being sold in the same channels of distribution, contributed to the decrease in Farah and John Henry products. Accordingly, the Company repositioned its three primary product lines into separate and distinct channels of distribution to attempt to maximize sales in each of the product groups. The Savane label was and continues to be sold primarily at the department store level and certain other limited market sectors. In June 1996, the Company began shipping John Henry product to Sears. Product sales of this label include men's dress slacks, sport coats and suit separates. In the fiscal 1996 fourth quarter, the Company began selling its Farah brand products to a limited number of stores of a major retailer in the mass-merchant distribution channel.

         Following the repositioning of its products, the Company began focusing on other strategies to increase sales in all three of its product categories. During fiscal 1996, the Company introduced casual and dress Deep Dye pants, women's wear, and shirts, all under the Savane label. In the first quarter of fiscal 1997, a new line of upscale dress wear, called Savane Elements, was introduced. Sales in these product categories continued to grow throughout fiscal 1997. In the second quarter of fiscal 1997, the Company introduced a cotton lycra stretch pant, which was marketed without wrinkle-free features under the Savane Golf label; but was met with limited success. The pant was redeveloped as a wrinkle-free product and is now being sold to a limited number of retailers under the Savane label for the Spring 1998 season. In the first quarter of fiscal 1998, the Company began initial shipments of a new cotton stretch pant made of 100% cotton. The Company is also pursuing licensing agreements with selected apparel and apparel-related vendors to further expand the Savane label.

         Initial sales of the John Henry product to Sears included a limited line of dress slacks which sold extremely well, indicating wide consumer acceptance. The Company has since expanded the John Henry line to include additional dress slacks, sports coats and suit separates.

         In the third quarter of fiscal 1997 the Company broadened its distribution of the Farah label to more stores within a large mass-merchant customer. Furthermore, in the first quarter of 1997, the Company entered into an agreement with its mass-merchant customer to license the Farah label on a non-exclusive basis. The license applies to all categories of men's, women's, boys', and girls' apparel, accessories and shoes.

         In addition to product realignment and marketing strategies, the Company continues to examine costs at all levels. In fiscal 1995, the Company shifted its sourcing strategy to place less dependence on Company owned facilities, allowing for greater flexibility in production sourcing. In connection with this strategy, the Company sold its coat manufacturing facility in San Jose, Costa Rica in October 1995; and in June 1996, the Company sold its largest production facility, located in Piedras Negras, Mexico. During fiscal 1997, the Company also closed one of its Irish manufacturing facilities following a fire and sold its remaining Irish manufacturing facility in the third quarter of fiscal 1997. In the first half of fiscal 1998, the Company plans to close or sell its finishing facility in Cartago, Costa Rica, and to reduce production significantly at its remaining manufacturing plant in San Jose, Costa Rica. Currently, approximately two-thirds of the Company's production is supplied by outside contractors. By the end of fiscal 1998 it is estimated that three-fourths of all production will be supplied by outside contractors. The Company believes this shift in production sourcing allows for greater flexibility as market demands fluctuate (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects").

Farah U.S.A.

         General. Farah U.S.A. produces and sells a variety of casual and dress clothing lines to retailers throughout the United States. Substantially all of Farah U.S.A.'s apparel is produced by third party contractors, located primarily in Mexico and Central America, and Farah U.S.A. factories located in Costa Rica and Mexico. Farah U.S.A. directs its products to the men's, boys' and women's segments of the apparel market, with approximately 93% of branded sales in fiscal 1997 in the men's segment. In fiscal 1992, Farah U.S.A. established a private label division to manufacture and sell private label products for certain customers. Sales in the private label division represent 15% of Farah U.S.A. sales in fiscal 1997.

         Sales and Product Distribution. Farah U.S.A. has aligned its product labels in three distinct markets. Savane continues to have a strong position in department stores, while the John Henry brand is sold to Sears. Farah-labeled products are sold primarily to one customer in the mass-merchant channel.

         Farah U.S.A. has eight regional corporate account executives who are directly responsible for certain major retail accounts. Each member of the field sales force reports to a corporate account executive and is responsible for primary relationships with smaller retailers.

         Farah U.S.A.'s sales force uses a computer system that was first implemented in fiscal 1990 as part of a company-wide program to increase quality and customer service. The system was upgraded in fiscal 1997, allowing for direct communication between the sales force and retail buyers on the Internet. The system runs on laptop computers that members of the Farah U.S.A. sales force carry with them as they contact retailers. This system maintains timely, accurate data on style numbers, prices and size charts (size charts describe the distribution of sizes that a retailer typically sells). The system also provides up-to-date, easily accessible data on inventories, customer orders and production backlogs. The system enables the sales force to execute orders more efficiently and assist the retailer in attaining higher margins by optimizing inventory mixes and levels. See additional discussion of the Company's computer systems and effects of the Year 2000 Issue under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects."

         Farah U.S.A. fills retailers' orders from inventory at its El Paso, Texas facility. The Company sends most shipments directly to retailers' stores or their independent distribution centers. Certain retailers pick up their goods at the El Paso facility. In the first quarter of 1998, the Company will begin moving its inventory to a newly constructed distribution center in Santa Teresa, New Mexico. The move to this new facility is expected to be completed by the end of March 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects").

         Sourcing. Farah U.S.A. continues to shift its sourcing of product and production activities away from Company-owned facilities to more third party contractors. Currently, the Company operates a cutting facility in the U.S. and two facilities in Mexico that provide both sewing and finishing services. It also has a long term joint venture arrangement in a Mexican finishing facility with a third party Mexican corporation. In addition, the Company currently operates two facilities in Costa Rica, which also provide sewing and finishing services. However, the Company intends to reduce its operations in Costa Rica (see discussion in "Operating Strategy" above). The Company obtains approximately 26% of its sewing requirements and 29% of its finishing requirements from its Costa Rican facilities. Farah U.S.A. also purchases finished product (generally shirts) from third party suppliers in Mexico and the Orient.

         Finished product is generally sourced or produced outside of the U.S.A. in order to maintain lower product costs. The Company concentrates much of its sourcing in Mexico as little or no import duties are incurred. Finished product is delivered to the Company's distribution center in El Paso, Texas for distribution to Farah U.S.A.'s customers.

         The men's apparel industry in the United States has two primary selling seasons. The Spring selling season extends from December to April. The Fall selling season extends from May to November. Farah U.S.A.'s operations follow this seasonal pattern. Farah U.S.A. begins to manufacture and place orders for a given season two to six months before the retail season begins.

         Farah U.S.A. purchases its fabric and trim requirements, such as pocketing, linings, belts, buttons, zippers and thread, from several domestic and foreign sources. No single supplier of raw materials is critical to Farah U.S.A.'s long-term production needs. Although the Company believes that alternative sources of supply exist, short-term disruptions could occur should Farah U.S.A. need to seek additional or replacement suppliers. The order lead time for fabrics is approximately two to six months. Payment terms are generally 60 days. Fabrics are delivered to the Company's cloth cutting facility in El Paso, Texas. Quality control procedures allow the Company to test for flaws, coloring, stretch, shrinkage and other characteristics. After fabrics are cut, they are inspected, batched and packed for shipment to one of Farah U.S.A.'s offshore manufacturing plants or to third party contractors.

         Marketing. Retailers are requiring increased quality of service from their suppliers and greater flexibility in managing their inventories as consumer demands change. Many of Farah U.S.A.'s major customers participate in an inventory replenishment program referred to as "Quick Response." "Quick Response" has evolved in the apparel industry to assist retailers in minimizing their inventories by requiring the apparel manufacturers to maintain finished goods inventory levels sufficient to meet the retailer's demand on short notice. Farah U.S.A. ships most "Quick Response" orders within 72 hours of receipt of the order from the retailer. The Company has implemented an electronic data interchange ("EDI") system with selected large retailers in order to respond to their service demands and facilitate the "Quick Response" program. EDI systems allow retailers to electronically transmit orders for certain items on a frequent basis, typically weekly. Some retailers also transmit detailed point-of-sale data from their store locations. The Company uses the sales data to anticipate demand from the retailers, update sales forecasts and plan and monitor production and inventory levels.

         In an effort to enhance retail presentation, Farah U.S.A. employs merchandise coordinators who visit retail store accounts that carry the Company's branded product. Merchandise coordinators provide services, such as training and education of in-store sales personnel about the Company's products, straightening slacks, ensuring that displays are neat and orderly, responding to customer questions and comments and ensuring that the stores are satisfied with the Company's service.

         Advertising. Farah U.S.A.'s advertising program is comprised of national print advertising and participation in cooperative advertising programs with retailers. In fiscal 1996, the Company shifted its advertising strategy to focus more heavily on print media and point-of-sale merchandise and less on national television campaigns. The Company's use in 1996 and 1997 of advertising in several national magazines and various other printed material, rather than television advertising, resulted in significant cost reductions that have allowed increases in customer store display tables and fixturing. The Company intends to pursue this advertising concept by offering high quality fixturing at our customer's retail stores. Additionally, cooperative advertising programs allow the Company and individual retailers to combine their efforts and share the costs of local television, radio and newspaper advertisements.

         Competition. The apparel industry is highly competitive due to its emphasis on fashion, its mix of large and small producers, the flow of imported merchandise and a wide variety of retailing methods. The principal elements of competition in the apparel industry include style, quality, price, comfort, brand loyalty, customer service and advertising. A large number of manufacturers compete in the men's slacks segment of the apparel industry. The Company believes its largest competitors in the United States are Levi Strauss & Co. and Haggar Corp. In addition, collection wear designer labels (e.g., Polo, Tommy Hilfiger, and Claiborne) are also gaining greater market share in the men's slacks segment. Some of these competitors may have greater financial and marketing resources and therefore, may offer significant competition to the Savane label.

Farah International

         Farah International sells apparel primarily in the United Kingdom, Australia and New Zealand, under the Farah and Savane labels. Farah International's product lines include principally dress and casual slacks, and shirts and sweaters manufactured by third parties. These products are designed for the specific styles and tastes of the markets in which they are sold and differ from Farah U.S.A. apparel. During fiscal 1997 the majority of Farah
International's products utilized polyester fabrics or blended fabrics with a high polyester content, as opposed to natural fibers which are more popular in the United States.

         The United Kingdom is Farah International's principal market and in fiscal 1997 accounted for approximately 63% of its sales. Distribution channels in the United Kingdom are significantly different from those in the United States in that typically retailers carry more private label brands than branded products. However, the Farah label is a recognized branded label in the U.K. market, as the Company has been doing business there for a number of years. As a result, most of the product sold in the U.K. is under the Farah label with the remainder sold under the Savane label and other private labels. Farah International's primary distribution channels in the United Kingdom are large retail outlets and independent menswear stores. Product sold in the U.K. has historically been supplied by the Company's manufacturing facilities in Ireland. Over the years it has been increasingly difficult to produce product in Ireland at competitive costs. Consequently, by the end of fiscal 1996, the Company had reduced the amount of product supplied by Ireland for the U.K.'s needs, with the balance of product coming from third party contractors. As a result of the fire that occurred in the Company's leased facility in Galway, Ireland in January 1997, the Company assessed and decided to terminate the balance of its Irish operations. The Company reported a pretax charge of $2.5 million in the first quarter of fiscal 1997 and an additional charge of $2.5 million in the fourth quarter of fiscal 1997 to complete the discontinuance of operations in Ireland. As part of its plan, the Company entered into a supply agreement with the new owners of the facilities.

         Farah Australia and Farah New Zealand accounted for approximately 36% of Farah International's sales in fiscal 1997. Most of the Company's product has been sold under the Farah and Savane labels with approximately 10% being sold under private labels. All of the product sold in Australia and New Zealand has been provided by two factories in Fiji operated by a joint venture in which the Company has a 50% interest.

         For information regarding the sales, operating profits and assets of the Company in each of the geographic segments in which the Company operates, see Note 10 of Notes to Consolidated Financial Statements.

Savane Direct (formerly Value Slacks, Inc.)

         Prior to mid-fiscal 1996, the focus of the Company's retail store division (formerly known as Value Slacks) was to enter remote markets, generally by opening stores in suburban areas and other locations across the U.S. and Puerto Rico. Generally, the retail store division sold closeout goods, irregulars and excess merchandise produced by its affiliate company, Farah U.S.A., at lower prices. As the factory outlet store concept gained greater acceptance in the U.S., Value Slacks began reducing operations in Puerto Rico and expanding in the U.S. By the end of fiscal 1995, all Puerto Rican stores were closed and there were 36 stores owned by the Company in the U.S.

         Performance of the retail division in the recent past has been poor as competition from the mass-merchant discount retailers and other men's apparel manufacturers entering the retail market has increased. Recognizing this, in late fiscal 1996, the Company began to shift its focus to create a group of upscale Savane retail shops which offer a line of first quality products in a full range of colors and sizes. The new stores are typically located in high traffic suburban areas that target middle class America. The new stores have a more fashionable appearance with upscale fixturing and displays. Concurrently, the Company has been closing older non-performing stores. The balance of the stores are being reevaluated, with some being remodeled to enhance their appearance and changing the mix of merchandise being offered to more first quality goods. Since the change in direction of the retail division, the Company has opened 6 new stores and closed 8 older stores such that the Company now operates 36 stores, all in the U.S. After initiating the change in direction, the Company began to see improvement in operating results in the latter half of fiscal 1997.

Trademarks

         The Company owns many U.S. and foreign trademark registrations, including Savane, Savane Elements, PROCESS 2000, Farah and Farah Clothing Company(R), and has several other trademark applications pending in the United States and foreign countries. The John Henry trademark is licensed from Zodiac International Trading Corporation, an affiliate of Salant Corporation. The John Henry license is renewable by the Company through 2033.

Backlog

         Many of Farah U.S.A.'s major customers participate in an inventory replenishment concept referred to as "Quick Response" as previously discussed. As a result, customers tend to place orders close to delivery dates. Because of the trend toward Quick Response, orders received are not necessarily firm commitments. Therefore, the Company does not consider customer orders to be "backlog" or necessarily an indication of future sales.

Seasonality

         The Company's products are primarily marketed for the Spring and Fall retail selling seasons each year, with interim items introduced periodically to complement the two primary selling seasons. Sales volume for the first quarter is generally the lowest of the year. Fourth quarter sales volume is the highest of the year. Farah U.S.A. closes some of its factories in the first quarter for approximately two weeks at Christmas time. The Company's introduction of more year-round basic products has diminished the seasonality somewhat.

Employees

         As of November 2, 1997, the Company had approximately 3,950 employees. As of that date, Farah U.S.A., Farah International and Savane Direct had approximately 3,610, 150 and 190 employees, respectively. Of these employees, approximately 460 were either salaried or paid based on sales commissions earned, with the remainder paid on an hourly basis or on the basis of production. Approximately 135 of Farah U.S.A.'s United States employees are members of the Amalgamated Clothing and Textile Union and approximately 790 of its employees are members of a union in Mexico. The collective bargaining agreement with the Company's United States employees expires in February 2000. The collective bargaining agreement for the Company's employees in Mexico expires in December 1998. The Company considers its relations with its employees to be good.

Environmental Regulations

         Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material effect on the capital expenditures, earnings or competitive position of the Company.

Derivative Financial Instruments

         The Company does have limited exposure to foreign currency fluctuations from its international operations; however, during 1997, the Company did not utilize derivative financial instruments.

Customers

         As consolidation in the retail industry occurs, fewer customers comprise a larger percentage of the Company's total consolidated net sales. During fiscal 1997, the Company's ten largest customers accounted for approximately 66% of the Company's consolidated revenues. In fiscal 1997, sales to three customers were 10% or more of consolidated sales. One customer accounted for $35.9 million (13.1%) of the Company's consolidated sales; another accounted for $35.2 million (12.8%) of consolidated sales; and a third customer accounted for $27.3 million (10.0%) of consolidated sales.

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

Item 2.  PROPERTIES

         The Company's principal executive offices and United States distribution facility are located in El Paso, Texas. The Company considers both its domestic and international facilities to be suitable and adequate and to have sufficient productive capacity for current operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects"). The Company's lease on its previous corporate headquarters in El Paso, Texas expires in May 1998. Accordingly, the Company relocated its corporate offices to another El Paso location. The new offices are leased under an operating lease agreement. The Company has also leased a new distribution warehouse located in Santa Teresa, New Mexico. Relocation to the new warehouse began in the first quarter of fiscal 1998.

         The following table reflects the general location, use and approximate size of the Company's significant real properties currently in use or under construction:

                                                                                  Approximate           Owned/
            Location                                  Use                       Square Footage        Leased (1)
            --------                                  ---                       --------------
                                                                                                     -------------
El Paso, Texas                       Garment manufacturing plant                         116,000     Owned (2)
Chihuahua, Mexico                    Garment manufacturing plant                          73,800     Owned
San Jose, Costa Rica                 Garment manufacturing plant                         124,000     Owned
Cartago, Costa Rica                  Garment manufacturing plant                          77,000     Owned
Auckland, New Zealand                Office/Warehouse                                      9,000     Owned
El Paso, Texas                       Corporate offices                                    43,500     Leased
El Paso, Texas                       Office/Warehouse                                  1,033,000     Leased (3)
El Paso, Texas                       Garment manufacturing plant                         201,000     Leased
Sydney, Australia                    Office/Warehouse                                     29,000     Leased
Suva, Fiji                           Two garment manufacturing plants                     35,000     Leased (4)
Witham, United Kingdom               Office/Warehouse                                     57,000     Leased
Retail locations in the United
    States                           36 Retail stores                                    100,000     Leased
Santa Teresa, New Mexico             Distribution Warehouse                              250,000     Leased (5)
Juarez, Mexico                       Garment manufacturing plant                          73,500     Leased
Queretero, Mexico                    Warehouse                                            32,700     Leased

(1) See Note 7 of Notes to Consolidated Financial Statements for a discussion of lease terms.
(2) The facility is currently used for storage. Underlying land is leased through February 2002.
(3) Originally, the facility was owned by the Company and was sold and leased back in 1988. The initial lease term which is ten years ends in 1998. As of the end of fiscal 1997, approximately 69% of the facility was subleased to a third party.
(4) The facilities are leased by a 50% joint venture of which the Company is a party.
(5) On November 30, 1996, the Company entered into a lease for a new distribution center to be constructed. The facility was completed in the fourth quarter of 1997. Relocation to the new warehouse began in the first quarter of fiscal 1998.

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings in the normal course of business. Based on advice of legal counsel, the Company believes that the outcome of such litigation will not materially affect the Company's consolidated financial position, results of operations or cash flows (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects").

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                                      PART II

Item 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         COMMON STOCK

         There were 10,278,989 shares of the Company's common stock, no par value, outstanding as of January 9, 1998, owned of record by approximately 2,200 shareholders. Trading volume during fiscal 1997 averaged approximately 54,800 shares per day. The common stock is listed on the New York Stock Exchange which is its principal U.S. trading market (trading symbol: FRA). The following table sets forth the high and low sales prices for the common stock on the New York Stock Exchange for each quarterly period during the last two fiscal years:

                                                1997                            1996
                                 ---------------------------      ----------------------------
                                     High           Low              High             Low
                                 -------------  ------------      ------------    ------------
         1st Quarter                $       9             6           7  1/ 8         4  1/ 2
         2nd Quarter                   11 1/8         8 1/4           6  3/ 8         4  1/ 2
         3rd Quarter                       10         6 1/4                 9         5  3/ 4
         4th Quarter                  7 15/16         5 1/2           7  7/ 8         5  7/ 8

         The closing sales price of the Company's common stock on the New York Stock Exchange as of January 9, 1998, was $5.1875.

         As of November 2, 1997, there were approximately $1.7 million aggregate principal amount of the Company's 8.5% convertible subordinated debentures due February 1, 2004, outstanding, owned of record by 24 holders.

         The Company has not paid any dividends on its common stock since 1986. The Company's Credit Agreement prohibits the payment of dividends by the Company.

Item 6.  SELECTED FINANCIAL DATA

                                                          Thousands of dollars, except share and per share data
                                          ------------------------------------------------------------------------------
                                                  1997             1996          1995            1994          1993
                                          -------------------  ------------- --------------  -------------  ------------
Summary of Operations:
Net sales                                 $          273,719        247,598        240,797        242,775       180,114
Cost of sales                                        199,790        183,540        185,822        172,300       127,020
Selling, general and
       administrative expenses                        66,436         62,189         68,002         58,294        47,372
Termination of foreign operations                      5,106              -              -              -             -
Production conversion expenses                         2,061              -              -              -         4,000
Relocation expenses                                      904              -              -              -             -
Operating income (loss)                                (578)          1,869       (13,027)         12,181         1,722
Other income (expense):
       Foreign currency transaction
            gains (losses)                               163            374            512            449         (151)
       Gain (loss) on sale of assets                    (24)         10,041            756            (6)           320
       Other, net                                        203            684            209            237           (3)
Interest expense, net                                (3,392)        (3,231)        (3,726)        (1,756)       (1,452)
Income (loss) before income taxes                    (3,628)          9,737       (15,276)         11,105           436
Income tax provision (benefit)                       (3,898)          2,981        (2,335)            300           304
Net income (loss)                                        270          6,756       (12,941)         10,805           132

Per Share Information:

Net income (loss)                         $              .03            .66         (1.28)           1.16          0.02
Book value per share based on shares
       outstanding at balance sheet dates $             8.05           8.07           7.29           8.53          5.45
Shares outstanding                                10,278,989     10,172,971     10,145,326          10,080,341     7,971,625

Financial Position at Year-End:

Current assets                            $          131,028        118,338        127,911        123,919        95,325
Property, plant and equipment, net                    36,033         25,370         33,363         22,872        13,220
Other assets, non-current                              8,531         10,155         12,553         11,260        10,346
Total assets                                         175,592        153,863        173,827        158,051       118,891
Current liabilities                                   74,965         59,807         78,903         56,535        61,346
Long-term debt                                        13,771          4,706         12,568          5,170         1,179
Other liabilities                                      2,957          3,992          3,136          3,103         3,627
Deferred gain on sale of building                      1,185          3,218          5,250          7,282         9,314
Shareholders' equity                                  82,714         82,140         73,970         85,961        43,425
Total liabilities and shareholders'                  175,592        153,863        173,827        158,051       118,891
equity
Current ratio                                       1.7 to 1       2.0 to 1       1.6 to 1       2.2 to 1      1.5 to 1

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth certain financial data expressed as a percentage of net sales, for the years indicated:

                                                              Fiscal Year Ended
                                                    --------------------------------------
                                                      1997            1996         1995
                                                    ----------      ---------     --------
       Net sales:
              Farah U.S.A.                               75.7 %         73.8 %       73.5 %
              Farah International                        18.1           19.4         19.7
              Savane Direct                               6.2            6.8          6.8
                                                    ----------      ---------     --------
         Total net sales                                100.0          100.0        100.0
         Cost of sales                                   73.0           74.1         77.2
                                                    ----------      ---------     --------
              Gross profit                               27.0           25.9         22.8
         Selling, general and
               administrative expenses                   24.3           25.1         28.2
         Termination of foreign operations                1.8            0.0          0.0
         Production conversion expenses                   0.8            0.0          0.0
         Relocation expenses                              0.3            0.0          0.0
                                                    ----------      ---------     --------
              Operating income (loss)                   (0.2)            0.8        (5.4)
         Other income (expense), net                    (1.1)            3.1        (0.9)
                                                    ----------      ---------     --------
              Income (loss) before income
                      taxes                             (1.3)            3.9        (6.3)
         Income tax expense (benefit)                   (1.4)            1.2        (0.9)
                                                    ----------      ---------     --------
              Net income (loss)                           0.1  %         2.7 %      (5.4) %
                                                    ==========      =========     ========

1997 Sales Compared to 1996

         Consolidated sales increased by $26.1 million, or 10.5% in fiscal 1997, compared to fiscal 1996. Sales in the Company's Farah U.S.A. and Farah International business groups increased during 1997. Sales in the Company's Savane Direct business group did not change in any material respect.

         Sales at Farah U.S.A. increased by $24.5 million, or 13.4% in fiscal 1997, compared to fiscal 1996. Unit sales and the average sales price per unit increased by 12.1% and 1.1%, respectively. Farah U.S.A. sales were $207.2 million in 1997 and $182.8 million in 1996. The following table compares fiscal 1997 and fiscal 1996 Farah U.S.A. sales by product line.



                                                           Thousands of dollars
                                                       ---------------------------
                                                           1997          1996        % Change
                                                       ---------------------------  ------------
                          Savane                     $      139,373       118,154         18.0%
                          Farah and
                               Farah Clothing Co.            23,140        18,520          25.0
                          John Henry                         12,676         8,224          54.1
                          Private Label                      32,031        37,853        (15.4)
                                                       -------------  ------------  ------------
                                                     $      207,220       182,751         13.4%
                                                       =============  ============  ============

         Sales of the Company's Savane products increased 18% during fiscal 1997. Unit sales of Savane product increased 19% from fiscal 1996 to 1997, while the average selling price per unit decreased approximately 1%. Increased men's casual product sales accounted for most of the growth in the Savane label. Women's casual wear and men's shirts, which were introduced in July and October 1996, respectively, accounted for much of the remaining Savane sales growth. Sales of men's dress wear increased by 2.9% during fiscal 1997, versus fiscal 1996. As it is becoming increasing difficult to gain more market share in the men's slacks business, the Company is planning to grow the Savane label by expanding and entering new product lines in both the men's and women's casual and dress categories (see "Risk Factors Affecting the Company's Business and Prospects").

         The Savane product sales mix remained relatively constant from fiscal 1996 to 1997, with the primary changes stemming from the introduction of women's wear and shirts discussed above. Men's casual pant and shirt sales comprised 77.0% of 1997 Savane sales, compared to 76.5% in 1996. Men's dress pants and coats accounted for 19.3% and 22.1% of Savane sales in 1997 and 1996, respectively. Women's wear made up 3.7% of Savane sales in fiscal 1997 and 1.4% in fiscal 1996.

         John Henry product sales were $12.7 million in fiscal 1997, a 54.1% increase over 1996 sales. In the third quarter of 1996 the Company repositioned the John Henry label with a "roll-out" program to Sears. Since the Sears program began, replenishment sales of John Henry product have continued to grow. An expansion of the John Henry line consisting of the roll-out of dress pants and suit separates is expected to increase John Henry sales to Sears in fiscal 1998. Additionally, the Company is attempting to expand distribution of the John Henry line to new retail customers within the same market segment (see "Risk Factors Affecting the Company's Business and Prospects").

         Sales of Farah product increased during fiscal 1997 by $4.6 million, or 25.0%, compared to fiscal 1996. During fiscal 1996, the Company repositioned the Farah label from department stores to the mass-merchant distribution channel. The initial roll-out of Farah product to a major retailer in the mass-merchant distribution channel occurred in the fourth quarter of fiscal 1996. The Company has increased sales of Farah product to that same customer by expanding distribution to an increased number of new stores and by converting an existing private label program to a Farah-branded program. The Company is now working with the same mass-merchant to begin expanding distribution of the Farah label beyond the domestic market (see "Risk Factors Affecting the Company's Business and Prospects").

         Private label sales decreased by $5.8 million , or 15.4%, during fiscal 1997, compared to fiscal 1996. The conversion of a private label program with a mass-merchant to a Farah label program (discussed above) contributed to this decrease. In addition, the Company reduced its volume of private label business with customers who provided comparatively low gross margins. The Company is focusing on growing its private label business with existing and new higher margin private label customers in fiscal 1998 (see "Risk Factors Affecting the Company's Business and Prospects").

         Farah International's sales, which are comprised primarily of sales in the United Kingdom and Australia, increased by $1.6 million, or 3.4%, from $48.0 million in fiscal 1996 to $49.7 million in fiscal 1997. Unit sales and the average selling price per unit increased 2.4% and 1.0%, respectively, at Farah International.

        Farah U.K. sales comprised 63.0% of Farah International's fiscal 1997 sales, compared to 62.6% in fiscal 1996. The average selling price in the U.K. increased by 4.8%, primarily due to the strength of the British Pound Sterling versus the U.S. Dollar. Excluding currency fluctuations, the average sales price per unit at Farah U.K. decreased by 1.1%. Unit sales in the U.K. were comparable in both fiscal 1996 and fiscal 1997.

         Farah Australia sales accounted for 30.6% of Farah International's fiscal 1997 sales, compared to 29.9% in fiscal 1996. Sales at Farah Australia increased by 5.9% from fiscal 1996 to 1997. A 7.2% decline in the average sales price per unit partially offset the effect of a 14.1% increase in unit volume. An increase in private label business, combined with continued strong performance of the Savane wrinkle-free product in Australia, created the growth in sales volume. The increased prominence of private label business in Farah Australia's sales mix contributed to the decreased average selling price per unit. The relative weakness of the Australian Dollar versus the U.S. Dollar in 1997, compared to 1996, also played a role in the decline in the average sales price per unit in Australia. Exclusive of currency fluctuations, the average sales price per unit in Australia decreased 5.3%.

         Sales at Savane Direct, the Company's retail store division were $16.8 million in both fiscal 1997 and fiscal 1996. The average sales price per unit at Savane Direct increased 20.1% in fiscal 1997, while unit sales decreased 16.7%. During fiscal 1997, the Company pursued a strategy built around closing the least profitable Savane Direct stores, opening new stores in better locations, and converting Savane Direct's product mix to include a higher proportion of first quality merchandise. This strategy resulted in a net decrease in the number of Savane Direct stores. Same store sales increased 4.1% in fiscal 1997 compared to fiscal 1996. The conversion to more first quality merchandise during fiscal 1997 and the closing of less profitable locations were the primary factors creating the increase in the average selling price per unit at Savane Direct.

1996 Sales Compared to 1995

         Consolidated sales increased by $6.8 million or 2.8% in fiscal 1996 compared to fiscal 1995. Sales increased in all of the Company's business groups, Farah U.S.A., Farah International and Savane Direct.

         Sales at Farah U.S.A. increased by $5.7 million or 3.2%, from $177.0 million in fiscal 1995 to $182.8 million in fiscal 1996. Units sales were up 4.7%, while the average price per unit decreased 1.4%. The following table reflects comparative sales by product line:

                                                             Thousands of dollars
                                                       ---------------------------
                                                           1996          1995        % Change
                                                       ---------------------------  ------------
                          Savane                     $      118,154       107,560          9.8%
                          Farah and
                               Farah Clothing Co.            18,520        27,145        (31.8)
                          John Henry                          8,224        11,477        (28.3)
                          Private Label                      37,853        30,853          22.7
                                                       -------------  ------------  ------------
                                                     $      182,751       177,035          3.2%
                                                       =============  ============  ============

         The Company's largest label, Savane, experienced increased sales of approximately 10% for the year. The increase in sales was a result of the introduction of new lines and increases in existing product sales. During fiscal 1996, the Company introduced Deep Dye casuals and dress, women's wear, and Savane shirts. Sales of casual Savane men's product, which represented more than 67% of the total Savane business, were comparable in fiscal 1995 and fiscal 1996. The men's dress Savane product sales, however, increased by more than 90% and represented the major portion of the growth within the Savane label. For fiscal 1996, sales of dress Savane products represented 22% of the total Savane business, up from 13% in fiscal 1995. The introduction of the new Deep Dye dress, combined with improved sales of existing dress products, contributed to the overall increase in dress wear. Also contributing to growth in the Savane label were the introduction of a limited line of women's casual wear and men's shirts that began selling in July and October of 1996, respectively.

         Sales of Farah, including Farah Clothing Company, and John Henry products declined in 1996 compared to 1995 by 32% and 28%, respectively. In the recent past, sales of these products declined as more Savane products were being sold. In response, the Company decided to reposition these labels into separate and distinct distribution channels in order to fully maximize their sales potential. That process was completed in the third and fourth quarter of 1996; however, up to that time sales continued to decline as customers phased out of their Farah and John Henry programs. During the third quarter of 1996, the Company began shipping the John Henry brand to Sears under a new sales plan. After those initial shipments, John Henry sales improved by more than 50% compared to the same period in 1995. To complete the product repositioning, the Company began selling its Farah brand to a limited number of stores of a major retailer in the mass merchandising distribution channel in the 1996 fourth quarter.

         Sales of private label product increased approximately 23% in fiscal 1996 compared to 1995 and represented 21% of Farah U.S.A.'s sales in 1996. The private label business continued to grow as a result of retailers expanding their lines to include more private label products and the introduction by the Company of new programs, including expansion into women's wear, boys and dress.

         Farah International, comprised primarily of sales in the United Kingdom and Australia, recorded sales growth of 1.1% from $47.5 million in fiscal 1995 to $48.0 million in fiscal 1996. Unit sales and the average price both increased by .5%. Sales at Farah Australia increased by 13.5% as a result of increased sales of Savane no-wrinkle product and private label product. Sales at Farah U.K. decreased by 3.2%, mainly as a result of the strengthening of the U.S. Dollar compared to the British Pound Sterling. Sales were comparable in fiscal 1995 and fiscal 1996 at Farah U.K., excluding the effects of the currency fluctuations.

         Savane Direct, the Company's retail store division, reported increased sales of 3.6%, with sales increasing from $16.2 million in fiscal 1995 to $16.8 million in fiscal 1996. The average sales price increased by 13.4% during the year as the mix of sales of first quality product improved. Unit sales, however were down by 8.7%, as competition in the retail outlet market increased. There were a total of 39 stores in operation at the end of fiscal 1996 compared to 38 stores at the end of fiscal 1995. During fiscal 1996, three new stores were opened, while two of the Company's less profitable locations were closed as retail leases expired. Same store sales were down approximately 3% in fiscal 1996 compared to fiscal 1995. Late in the fourth quarter, the Company implemented a new marketing strategy to more properly align its retail store merchandise and displays with current market trends and to improve future operations. These changes include offering a greater mix of first quality product in a broader range of sizes and colors, and less closeouts or off-priced goods to certain stores, a redesign of store layouts and the introduction of electronic order processing to reduce warehouse inventory levels.

1997 Gross Profit Compared to 1996

         Gross profit increased by $9.9 million from fiscal 1996 to fiscal 1997. Gross profit as a percentage of sales was 27.0% and 25.9% in fiscal 1997 and 1996, respectively. Farah U.S.A. recorded gross profit as a percentage of sales of 23.8% in 1997, compared to 22.0% in 1996. Farah International's gross profit as a percentage of sales declined from 33.9% in fiscal 1996 to 33.6% in 1997. Gross profit at Savane Direct increased from 45.5% of sales in 1996 to 47.5% in 1997.

         Gross profit at Farah U.S.A. grew as a result of an increase in the average selling price per unit. Additionally, the continued effort to reduce production costs had a positive effect on gross margins. Partially offsetting the increase in fiscal 1997 gross profit was the adverse effect of the Savane Golf pant program previously discussed. Due to poor initial product quality, the Company incurred costs to rework the product. The Company also accepted a significant number of returns and gave markdown allowances to its customers in order to sell the balance of the golf pant inventory. Also suppressing fiscal 1997 gross profit was the Company's shirt program. Fiscal 1997 was the first year of the program since the Company assumed the business from Oxford Industries, Inc. in 1996. The Company experienced both quality and delivery problems from contractors in the Orient and Mexico as contracts were transferred to the Company from Oxford and new contracts were sought.

         Increases in production costs at Farah International offset the slight increase in the average price per unit sold. Gross profit as a percentage of sales decreased from 30.6% to 30.3% from fiscal 1996 to 1997 at Farah U.K. Margins at Farah Australia dropped from 37.7% in fiscal 1996 to 35.3% in fiscal 1997. The weakness of the Australian Dollar, relative to the U.S. Dollar contributed to this pattern, as a portion of Farah Australia's raw materials are purchased from the United States.

         Gross profit as a percentage of sales at Savane Direct increased from 45.5% in fiscal 1996 to 47.5% in fiscal 1997. The move to more first quality merchandise and the closing of stores that had previously produced lower margins contributed to the increase in gross profit as a percentage of sales at Savane Direct. Improvements in inventory management also positively affected Savane Direct gross margins.

1996 Gross Profit Compared to 1995

         Gross profit increased by $9.1 million in fiscal 1996 over fiscal 1995. The Company's gross profit as a percentage of consolidated sales increased from 22.8% in fiscal 1995 to 25.9% in fiscal 1996. Gross profit as a percent of sales increased at Farah U.S.A. from 17.6% in 1995 to 22.0% in 1996 and also increased at Farah International from 33.0% in 1995 to 33.9% in 1996. At Savane Direct, margins declined to 45.5% in 1996 from 50.5% in 1995.

         Gross profit margins improved considerably at Farah U.S.A. as a result of a cost containment program initiated in the latter part of 1995. A strict, disciplined production plan was put into place that focused on increasing factory efficiencies, reducing overhead, and improving first quality production percentages, factory deliveries and work-in-process turns. There were significant reductions in the production work force, particularly in the U.S. as the Company shifted more production activities to offshore factories and contractors. In addition, there was a shift in production product mix in Mexico that had the effect of reducing overall U.S. import duties. Having migrated through the transitional start-up costs of the new laundry, finishing and cutting facilities experienced in 1995, the Company improved product quality and reduced the number of irregulars and second quality products in 1996. In addition, the Company experienced lower costs as a result of further devaluation of the Mexican Peso, although to a lesser extent when compared to 1995. As discussed later, the Company sold its Piedras Negras, Mexico facility in June 1996 and entered into a long term supply agreement which has also helped to reduce unit costs. Finally, the Company recorded fewer reserves for inventory markdowns in 1996 as the Company significantly reduced its inventory levels.

         At Farah International, gross profit margins were comparable for the first half of the year, showing some improvement late in the second half. Increased sales of higher margin product at Farah Australia combined with efforts to obtain a proper balance of owned production and contract production have resulted in this slight improvement in margins.

         Gross profit margins at Savane Direct were down compared to the prior year, as a result of higher promotional sales, combined with a lower mix of irregulars and closeout goods. In addition, during the fiscal 1996 second and third quarters, margins were negatively impacted by below normal sales prices on merchandise sold through a "satellite sales" program in order to dispose of excess inventories.

1997 Selling, General and Administrative Expenses Compared to 1996

         Selling, General, and Administrative expenses ("SG&A") declined as a percentage of sales from 25.1% in fiscal 1996 to 24.3% in fiscal 1997. SG&A as a percentage of sales decreased at Farah U.S.A. and Savane Direct and increased at Farah International. Sales growth at Farah U.S.A more than offset increases in cooperative and other advertising expenses, resulting in a drop in SG&A as a percentage of sales from 20.9% in fiscal 1996 to 20.3% in fiscal 1997. Farah U.S.A. sales and SG&A costs increased by 13.4% and 9.9%, respectively in fiscal 1997.

          SG&A costs as a percentage of sales at Farah International increased from 29.7% in 1996 to 31.9% in 1997. Increased SG&A costs at Farah U.K. produced most of the increase in SG&A at Farah International. Higher concession and exhibition costs, combined with the hiring of additional quality assurance personnel produced the SG&A expense increase at Farah U.K. during 1997.

         At Savane Direct, SG&A costs as a percentage of sales declined to 51.0% in fiscal 1997 from 57.7% in 1996. The store closing reserve recorded by Savane Direct in the prior fiscal year produced 1996 SG&A costs that were higher than those incurred in fiscal 1997. Additionally, reductions in overhead costs resulting from the strategic closing of several Savane Direct stores contributed to the decrease in fiscal 1997 SG&A expense at Savane Direct.

1996 Selling, General and Administrative Expenses Compared to 1995

         Selling, General and Administrative expenses ("SG&A") as a percent of sales decreased from 28.2% in fiscal 1995 to 25.1% in fiscal 1996. The majority of this decrease is attributable to lower national and co-op advertising expenses at Farah U.S.A, where SG&A as a percent of sales decreased from 25.3% in 1995 to 20.9% in fiscal 1996. The Company shifted its advertising strategy to more heavily focus on print media and point of sale merchandise and less on national television campaigns. Advertising through several national magazines and other printed material in 1996 resulted in significant cost reductions that have allowed increases in customer store display tables and fixturing. The Company also changed the mix of its sales force by reducing the number of salesmen and replacing them with coordinators, whose purpose is to ensure that the merchandise and promotional materials are properly displayed and to assist store personnel. Also, contributing to reductions in Farah U.S.A.'s SG&A costs were reductions in personnel, professional fees and insurance.

         SG&A at Farah International decreased from 31.0% to 29.7% as a percent of sales in 1995 and 1996, respectively. Similar to Farah U.S.A., the reductions were due to decreases in advertising, outside services and professional fees. At Savane Direct, SG&A costs as a percent of sales increased from 52.3% in 1995 to 57.7% in 1996. The increase was largely due to reserves established at year end for the planned realignment of store operations, increased labor costs and depreciation expense associated with opening new stores in the U.S., and increased advertising and other selling costs related to the satellite sales program.

Termination of Foreign Operations

         The loss on the disposal of the Irish facility is the result of a fire that occurred at a facility that the Company leased in Galway, Ireland. The subsequent reevaluation by the Company of its Irish operations resulted in the decision to terminate manufacturing activity in Ireland and in the sale of its Irish facility in Kiltimagh. The charge recorded in connection with the disposal of those facilities consisted primarily of the write-down of equipment, severance payments, and legal and professional fees.

Production Conversion Expenses

         The Company opened two new laundry facilities and expanded a finishing facility in Mexico during fiscal 1997. Due to start-up costs such as those associated with training new employees, the facilities incurred higher production costs and produced more irregular units than the Company expects under normal production conditions. The Company believes that such costs and irregular rates will decline at these facilities in fiscal 1998 (see "Risk Factors Affecting the Company's Business and Prospects").

         As a result of the sale of its Piedras Negras facility in fiscal 1996, the Company relies more heavily on outside contractors as sources of production. The establishment of new relationships with contractors in fiscal 1997 resulted in irregular production rates above those that the Company normally expects to incur. The expense connected with the conversion to new contractors is comprised of the cost of selling excess irregular units at prices below production costs.

Relocation Expenses

         In the third quarter of fiscal 1997, the Company completed its move to a new corporate headquarters. In addition, the Company is currently in the process of relocating its distribution center to a new facility from which it expects to realize improved distribution and inventory management efficiencies. The Company anticipates completion of the distribution center relocation in the second quarter of fiscal 1998. In moving to the new headquarters and distribution center the Company incurred duplicate operating costs, moving expenses and professional fees.

Other Income (Expense)

         The following table illustrates the changes in interest expense and interest income, over the past three fiscal years and the other significant items included in non-operating income and expense (in thousands):

                                                                       1997           1996           1995
                                                                       ----           ----           ----
             Interest expense                                     $      4,108          4,065          4,627
             Interest income                                             (716)          (834)          (901)
                                                                     ----------     ----------    -----------
             Interest expense, net                                       3,392          3,231          3,726
                                                                     ==========     ==========    ===========

             Interest expense, net, as a percent of sales                 1.2%           1.3%           1.5%

             Average debt                                               42,464         40,352         47,910
             Average interest rate                                        9.4%           9.4%           9.7%
             Gain (loss) on sale of assets                                (24)         10,041            756
             Foreign currency transaction gains                            163            374            512

         Total debt and interest expense increased throughout fiscal 1997 as the Company undertook a number of significant capital projects. As discussed above in "Production Conversion Expenses" and "Relocation Expenses," fiscal 1997 capital projects included an expansion of a manufacturing facility, a move to a new corporate headquarters, and a transition to a new distribution facility.
Additionally, as discussed below in "Impact of the Year 2000 Issue," during fiscal 1997 the Company continued revisions to its computer systems with the goal of enabling those systems to utilize dates beyond December 31, 1999.

         As discussed below in "Liquidity and Capital Resources," the Company negotiated a new revolving credit agreement with the same lender during the third quarter of fiscal 1997. The new agreement reduced the interest rate on the Company's line of credit. Increases in the prime interest rate earlier in the year, combined with higher interest rates on the financing of some capital expenditures, offset the interest rate reduction obtained in the new credit agreement.

         Interest income was derived primarily from a note receivable that was scheduled to mature in 2007. In the fourth quarter of 1997, the note was prepaid by the borrower.

         In fiscal 1996 "Gain (loss) on sale of assets" included a pre-tax gain of approximately $9.3 million realized on the sale of the Company's Piedras Negras, Mexico facility.

Income Tax Expense (Benefit)

         The Company's effective tax rate was 107.4% in fiscal 1997, compared with 30.6% and 15.3% in fiscal 1996 and fiscal 1995, respectively. The Company recorded a tax benefit of $3.9 million in fiscal 1997. The recognition of $3.2 million of deferred tax assets that were generated but not recognized in prior years comprised the largest portion of the Company's 1997 tax benefit. The Company recorded the benefit of these previously unrecognized deferred tax assets as a result of the determination that realization of a portion of its deferred tax assets that were previously covered by a valuation allowance is more likely than not. A net increase in deferred tax assets comprised most of the remaining 1997 tax benefit. As of November 2, 1997 the Company had net deferred tax assets of $8.7 million, partially offset by a valuation allowance of $1.1 million. Realization of the remaining portion of the net deferred tax asset depends upon future taxable income. The Company must generate approximately $22.5 million of taxable income in future years in order to realize the benefit of its deferred tax asset. Included in net deferred tax assets are net operating loss carryforwards in the United States and in the United Kingdom. The Company has domestic net operating loss carryforwards of $11.6 million, of which $7.1 million expire in 2010. The remaining $4.5 million of domestic net operating loss carryforwards expire in 2012. The Company can carry forward indefinitely its unused United Kingdom net operating loss of $3.0 million. The Company will continue to evaluate the realizability of its deferred tax assets and the need for adjustments to the valuation allowance based on actual and expected operating performance, executed or proposed tax strategies, or other changes in facts or circumstances as they arise.

Liquidity and Capital Resources

         Key statistics demonstrating the financial condition of the Company are as follows:

                                                                     Thousands of dollars
                                                                     1997            1996
                                                                  ----------      ---------
           Working capital                                           56,063         58,531
           Total debt                                                54,644         26,738
           Long-term debt                                            13,771          4,706
           Shareholders' equity                                      82,714         82,140
           Current ratio                                              1.7:1          2.0:1
           Long-term debt-to-equity                                   .17:1          .06:1
           Total debt-to-equity                                       .66:1          .33:1
           Days sales in accounts receivable                             56             59
           Inventory turnover                                           2.9            2.7

         The Company's working capital decreased by $2.5 million from fiscal 1996 to fiscal 1997. The current ratio decreased from 2.0 at November 3, 1996 to
1.7 at November 2, 1997. Increases in short-term borrowings and the current portion of long-term debt, partially offset by increased inventory and decreased accounts payable, were the primary factors reducing the Company's working capital.

         Short-term borrowings increased by $14.8 million during fiscal 1997. The Company's use of $11.6 million in cash to purchase property and equipment, a $12.8 million increase in inventories, and a $3.4 million decrease in accounts payable all contributed to the increase in short-term borrowings. The growth in inventories resulted from expanding the number of products the Company offers and increasing shelf stock to meet customer demands. The Company used $7.2 million of proceeds from the early retirement of a note receivable and related certificate of deposit that was previously pledged, to reduce its revolving credit agreement balance. (Approximately $5.0 million of the note receivable was previously classified as non-current.) Additionally, as part of its new revolving credit agreement discussed below, the Company received a $10 million term loan which was also used to reduce the revolving credit agreement balance. The proceeds from the note receivable, certificate of deposit and the term loan reduced the working capital effect arising from property and equipment purchases, inventory growth and accounts payable reductions. The current portion of long-term debt increased by $4.0 million from 1996 to 1997. The term loan accounted for most of the increase with the remaining balance coming from other financings of capital expenditures.

         During fiscal 1997, the Company negotiated a new primary Credit Agreement with the same lender. The agreement expires July 1, 2001. The current and previous Credit Agreements differ in their maximum available credit lines and in their interest rates. Additionally, the new Credit Agreement includes a term loan payable in monthly installments of $208,333, with the remaining balance due at the end of a 48 month period. The balance of the term loan was $9.2 million, $2.5 million of which was classified as current, as of November 2, 1997.

         The new primary Credit Agreement provides maximum credit of $75.0 million for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The previous agreement provided $50.0 million. Formulas derived from accounts receivable and inventory define borrowing capacity under the Credit Agreement. As of November 2, 1997, usage under the Credit Agreement was $36.5 million (including letters of credit of $1.3 million) and the excess credit line available was $23.5 million.

         The new primary Credit Agreement charges a lower interest rate than the previous agreement. The interest rate under the new Credit Agreement and term loan is prime (8 1/2% at November 2, 1997) plus 1/2% for borrowings and 1/6% per month for letters of credit. The Company may also from time to time convert all or part of the loans outstanding under the Credit Agreement or term loan into a loan based on the LIBOR Rate. Upon conversion, the interest rate is the LIBOR Rate, plus 2.75%. The conversion to and continued applicability of the LIBOR Rate is conditioned upon specific notification requirements, a minimum of $5.0 million of LIBOR Rate loans outstanding, and various other requirements. The previous agreement charged interest at the prime interest rate plus 1%. At November 2, 1997, the Company had $33.5 million, including $8.0 million of the term loan balance, in LIBOR loans outstanding under the Credit Agreement. Interest rates on the LIBOR contracts outstanding at November 2, 1997 ranged from 8.38% to 8.41%. An unused credit line fee of 1/2% per annum is charged on the unused portion of the line when borrowings decrease below $17.5 million.

         The Credit Agreement is collateralized by substantially all assets of Farah U.S.A., Farah U.K. Limited and Savane Direct and is guaranteed by its parent company and each of Farah U.S.A.'s domestic affiliates. Such guarantees are collateralized by substantially all of the assets of the related affiliates.

         The Credit Agreement restricts certain additional indebtedness and requires the maintenance of minimum tangible net worth, minimum working capital and maximum capital expenditures for Farah Incorporated consolidated and Farah U.S.A. As of November 2, 1997, the Company was in compliance with these covenants. The Credit Agreement prohibits the payment of dividends by the Company, and except for debt service of the Company's 8.5% convertible subordinated debentures, the Credit Agreement restricts the subsidiaries from transferring substantially all net assets to the parent company through intercompany loans, advances or dividends.

         In fiscal 1998, the financing of capital expenditures, estimated at $9.2 million, will produce the Company's primary liquidity requirements. The Company expects to complete the transition to its new distribution facility in the second quarter of fiscal 1998. The lease on the existing distribution warehouse expires in May 1998. The Company spent $3.9 million on new shelving, equipment, and other leasehold improvements at the new distribution facility in fiscal 1997 and expects to incur an additional $3.7 million in capital expenditures at that location in fiscal 1998. The lease agreement provides the Company use of the facility for a fifteen-year period with two additional five-year options.

         The Company is considering various long-term financing arrangements to fund its 1998 capital spending plans. If such sources of long-term financing cannot be obtained, capital expenditures will be financed through the existing Credit Agreement, cash from operations or capital lease obligations. The Company believes its existing capital resources, together with the financing available from the Credit Agreement and its ability to access other capital markets, if necessary, will be adequate to meet its short-term and long-term liquidity requirements.

         Capital expenditures for fiscal years 1997, 1996 and 1995 were $18.3 million, $5.1 million and $15.7 million, respectively. As of November 2, 1997, material commitments for capital expenditures were approximately $4.4 million.

         Most of Farah U.S.A.'s major fabric suppliers provide 60-day terms, subject to certain limits. During fiscal 1997 the maximum outstanding balance at any month-end under these credit terms was $9.4 million.

         Inflation did not materially impact the Company in fiscal 1997, 1996 or 1995.

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits, rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on assessments made during fiscal 1996 and 1997, the Company decided to replace its entire inventory management, warehouse distribution and order processing systems so that those systems will utilize dates beyond December 31, 1999 properly. The Company also updated the versions of its warehouse distribution and financial software so that they utilize such dates correctly. In addition, the Company will review all of its auxiliary computer application systems for Year 2000 compliance in fiscal 1998 and will make any necessary changes. In fiscal 1998, processor-controlled systems, such as security systems and manufacturing equipment systems used by the Company will be assessed for Year 2000 compliance, with any necessary changes to be made in fiscal 1998 and fiscal 1999. The Company believes that the planned modifications and conversions will allow it to mitigate the Year 2000 Issue. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the Company's operations.

         The Company will initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total estimated Year 2000 project costs and time tables are based on presently available information, and include the Company's assessment of the abilities of other third parties to effectively address the issue. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company believes it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the inventory management and order processing portions of the Year 2000 project no later than December 31, 1998 and plans to complete the remainder of the project by June 30, 1999. The Company incurred $1.0 million in costs attributable to the Year 2000 project in fiscal 1997 and expects to incur $2.6 million in such costs in fiscal 1998. The majority of these costs have been and will continue to be capitalized, as they relate to software purchases and development.

         The discussion above incorporates the Company's best estimates of the costs and completion date of the Year 2000 project. The Company derived these estimates using numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that the Company will achieve these estimates. Therefore, actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Subsequent Event

         Subsequent to year-end, the Company's Board of Directors approved the closure of the Company's finishing facility in Cartago, Costa Rica and a reduction of sewing operations in the Company's San Jose, Costa Rica facility. The Cartago facility, as well as some of the manufacturing equipment in both locations will be held for sale. The Company expects to record a pre-tax charge of $3.5 to $4.0 million in the first quarter of fiscal 1998 on the write-down of these assets to expected realizable value and the accrual of costs related to severance payments and other closing expenses. Approximately 700 employees will be terminated between the two facilities. The Company expects the completion of these events to occur prior to the end of fiscal 1998.

Risk Factors Affecting the Company's Business and Prospects

         General. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and business conditions in the U.S. and abroad; the level of demand for apparel products and success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production levels and sourcing; the ability of the Company to access the credit market to finance capital expenditures; and currency fluctuations.

         Sourcing. In 1996, the Company terminated its shirt licensing agreement with Oxford Industries, Inc. and reintroduced wrinkle-free shirtings as a significant addition to the Savane label. Due to timing and sourcing complexities and market acceptance, risk factors associated with shirts are greater than those associated with the Company's traditional men' casual wear product lines.

         The closure or sale of several of the Company's manufacturing plants in Mexico, Costa Rica, and Ireland in fiscal 1995, 1996 and 1997 resulted in a significant shift in the percentage of production activities supplied by outside contractors. The percentage of production supplied by outside contractors increased to more than 66% by the end of fiscal 1997. Although the shift in production to outside contractors allows greater flexibility in sourcing as market demands fluctuate, conversion costs are incurred to start-up new contractors. During 1997, the Company experienced higher than normal irregular production rates at some of the new locations. As previously discussed, the Company plans to further reduce production at its Costa Rica sewing plant, and hold its Costa Rican laundry facility for sale in fiscal 1998. As the Company continues to decrease reliance on owned facilities in the future, the risk for increased irregular production, late deliveries, and higher other production costs during the conversion process exists.

         Relocation of Distribution Center. The Company will move to a new distribution center in fiscal 1998. The target completion date for the move is March 31, 1998. Although the Company has taken the necessary steps to ensure a smooth transition, additional risks exist related to this relocation. The new distribution center will function with a new state-of-the-art system, designed to increase efficiencies in pulling and packing product. Any significant difficulties experienced with this new system could result in disruptions in shipments in the first and second quarters of 1998.

         Year 2000 Systems Conversion. The Year 2000 Issue is the result of computer programs being written using two digits, rather than four to define the applicable year. Any of the Company's computer programs that have the date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is currently in the process of replacing its entire inventory management, warehouse distribution and order processing systems so that those systems will utilize dates beyond December 31, 1999 properly. The Company believes that the planned modifications and conversions will be completed timely and will allow it to mitigate the Year 2000 Issue. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material effect on the Company's operations.

         Customers. As consolidation in the retail industry occurs, fewer customers comprise a larger percentage of the Company's total consolidated net sales. During fiscal 1997, the Company's ten largest customers accounted for approximately 66% of the Company's consolidated revenues. In fiscal 1997, sales to three customers were 10% or more of consolidated sales. One customer accounted for $35.9 million (13.1%) of the Company's consolidated sales; another accounted for $35.2 million (12.8%) of consolidated sales; and a third customer accounted for $27.3 million (10.0%) of consolidated sales.

         Regulation. Substantially all of the Company's total production is manufactured abroad, either in its foreign factories or through arrangements with independent foreign contractors. As a result, the Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's facilities or contractors are located, the imposition of additional regulations relating to imports or duties, taxes and other charges on imports, any significant fluctuation of the value of the dollar against foreign currencies and restrictions on the transfer of funds. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and certain foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. However, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in other countries with available quotas or to domestic factories. The Company's apparel products that are imported from its factories in Mexico and Costa Rica are eligible for certain duty-advantaged programs historically known as "807 Programs." With the advent of the North American Free Trade Agreement (NAFTA), import quota regulations are not as significant as in prior years.

Recent Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 will supersede ABP Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Implementation of SFAS 128 would not have had a material impact of the Company's earnings per share for fiscal 1997.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company has several items of other comprehensive income and will adopt this standard in its 1998 fiscal year.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their product and services, the geographic areas in which they operate, and their major customers. Upon adoption of this pronouncement, additional disclosures will be required by the Company. This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. The Company intends to adopt this statement for its 1998 fiscal year.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FARAH INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended November 2, 1997, November 3, 1996 and November 3, 1995 (Thousands of dollars except per share data)

                                                         1997                1996               1995
                                                 -----------------      ---------------    ----------------
Net sales                                        $        273,719              247,598             240,797
Cost of sales                                             199,790              183,540             185,822
                                                 -----------------      ---------------    ----------------

       Gross profit                                        73,929               64,058              54,975

Selling, general and administrative expenses               66,436               62,189              68,002
Termination of foreign operations                           5,106                    -                   -
Production conversion expenses                              2,061                    -                   -
Relocation expenses                                           904                    -                   -
                                                     -------------      ---------------    ----------------

       Operating income (loss)                              (578)                1,869            (13,027)

Other income (expense):
       Interest expense                                   (4,108)              (4,065)             (4,627)
       Interest income                                        716                  834                 901
       Foreign currency transaction gains                     163                  374                 512
       Gain (loss) on sale of assets                         (24)               10,041                 756
       Other, net                                             203                  684                 209
                                                 -----------------      ---------------    ----------------
                                                          (3,050)                7,868             (2,249)
                                                 -----------------      ---------------    ----------------

Income (loss) before income taxes                         (3,628)                9,737            (15,276)

Income tax provision (benefit)                            (3,898)                2,981             (2,335)
                                                 -----------------      ---------------    ----------------

Net income (loss)                                $            270                6,756            (12,941)
                                                 =================      ===============    ================

Net income (loss) per share                      $            .03                  .66              (1.28)
                                                 =================      ===============    ================

Weighted average shares of common stock
     (all periods) and common stock equivalents
     (income periods only) outstanding                 10,295,035           10,195,133          10,122,308
                                                 =================      ===============    ================


See accompanying notes to consolidated financial statements.

FARAH INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

November 2, 1997 and November 3, 1996 (Thousands of dollars except share data)

                                                                         1997               1996
                                                                   --------------     -----------------
ASSETS
Current assets:
     Cash                                                           $       2,332                 3,777
     Trade receivables, net of allowance
         of $746 in 1997 and $662 in 1996                                  43,053                41,671
     Inventories:
          Raw materials                                                    12,339                11,404
          Work-in-process                                                  18,457                15,251
          Finished goods                                                   43,996                35,378
                                                                    --------------     -----------------
                 Total inventories                                         74,792                62,033
     Other current assets                                                  10,851                10,857
                                                                    --------------     -----------------

                 Total current assets                                     131,028               118,338

Note receivable                                                                 -                 5,260
Property, plant and equipment, net                                         36,033                25,370
Other non-current assets                                                    8,531                 4,895
                                                                    --------------     -----------------
                                                                    $     175,592               153,863
                                                                    ==============     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                $      35,572                20,744
     Current installments of long-term debt                                 5,301                 1,288
     Trade payables                                                        20,600                24,038
     Accrued compensation                                                   2,755                 3,101
     Other current liabilities                                             10,737                10,636
                                                                    --------------     -----------------

                  Total current liabilities                                74,965                59,807

Long-term debt, excluding current installments                             13,771                 4,706
Other non-current liabilities                                               2,957                 3,992

Deferred gain on sale of building                                           1,185                 3,218

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value, $.01 stated
          value, 20,000,000 shares authorized; issued
          10,315,264 in 1997 and 10,209,246 in 1996                        46,026                46,024
     Additional paid-in capital                                            30,627                29,894
     Cumulative foreign currency
          translation adjustment                                          (2,416)                 (742)
     Minimum pension liability adjustment                                       -               (1,243)
     Retained earnings                                                      8,586                 8,316
                                                                    --------------     -----------------
                                                                           82,823                82,249

     Less: Treasury stock, 36,275 shares, at cost                             109                   109
                                                                    --------------     -----------------
                 Total shareholders' equity                                82,714                82,140
                                                                    --------------     -----------------
                                                                    $     175,592               153,863
                                                                    ==============     =================

See accompanying notes to consolidated financial statements.


FARAH INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

Years ended November 2, 1997,  November 3, 1996 and November 3, 1995  (Thousands
of dollars except share data)
                                                                                                  Cumulative
                                                                                                   Foreign
                                                                                  Additional       Currency
                                                                Common Stock        Paid-in      Translation
                                                  -----------------------------
                                                     Shares          Amount         Capital       Adjustment
                                                  --------------   ------------  --------------  -------------
Balance, November 4, 1994                            10,116,616       $ 46,018        $ 28,497     $  (1,066)
     Net loss                                                 -              -               -              -
     Foreign currency translation adjustment                  -              -               -          (229)
     Minimum pension liability adjustment                     -              -               -              -
     Exercise of stock options and other                 64,985              6             928              -
                                                  --------------   ------------  --------------  -------------

Balance, November 3, 1995                            10,181,601         46,024          29,425        (1,295)
     Net income                                               -              -               -              -
     Foreign currency translation adjustment                  -              -               -            553
     Minimum pension liability adjustment                     -              -               -              -
     Exercise of stock options and other                 27,645              -             469              -
                                                  --------------   ------------  --------------  -------------

Balance, November 3, 1996                            10,209,246         46,024          29,894          (742)
     Net income                                               -              -               -              -
     Foreign currency translation adjustment                  -              -               -        (1,674)
     Minimum pension liability adjustment                     -              -               -              -
     Exercise of stock options and other                                                                    -
                                                         106,018             2             733              -
                                                 --------------   ------------  --------------  -------------
Balance, November 2, 1997                            10,315,264       $ 46,026        $ 30,627     $  (2,416)
                                                  ==============   ============  ==============  =============


Consolidated Statements of Shareholders' Equity (Continued)


                                                     Minimum
                                                     Pension                           Treasury Stock
                                                    Liability         Retained   ----------------------------
                                                   Adjustment         Earnings      Shares         Amount
                                                  --------------   ------------- -------------   ------------
Balance, November 4, 1994                            $  (1,880)       $  14,501        36,275         $  109
     Net loss                                                 -        (12,941)             -              -
     Foreign currency translation adjustment                  -               -             -              -
     Minimum pension liability adjustment                   245               -             -              -
     Exercise of stock options and other                      -               -             -              -
                                                  --------------   ------------- -------------   ------------
Balance, November 3, 1995                               (1,635)           1,560        36,275            109
     Net income                                               -           6,756             -              -
     Foreign currency translation adjustment                  -               -             -              -
     Minimum pension liability adjustment                   392               -             -              -
     Exercise of stock options and other                      -               -             -              -
                                                  --------------   ------------- -------------   ------------

Balance, November 3, 1996                               (1,243)           8,316        36,275            109
     Net income                                               -             270             -              -
     Foreign currency translation adjustment                  -               -             -              -
     Minimum pension liability adjustment                 1,243               -             -              -
     Exercise of stock options and other                      -               -             -              -
                                                  --------------   ------------- -------------   ------------
Balance, November 2, 1997                           $         -      $    8,586        36,275         $  109
                                                  ==============   ============= =============   ============

FARAH INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended November 2, 1997, November 3, 1996 and November 3, 1995 (Thousands of dollars)

                                                                        1997               1996                1995
                                                                  ----------------    ---------------     ---------------
Cash flows from (used in) operating activities:
     Net income (loss)                                            $           270              6,756            (12,941)
     Adjustments to reconcile net income (loss) to net cash
        from (used in) operating activities:
           Depreciation and amortization                                    5,675              5,434               4,020
           Amortization of deferred gain on building sale                 (2,033)            (2,032)             (2,032)
           Amortization of deferred gain on subsidiary sale               (1,507)            (2,538)                   -
           Deferred income taxes                                          (5,107)              1,654             (1,934)
           (Gain) or loss on sale of assets                                    24           (10,041)               (756)
           Write-off of property, plant and equipment                       1,524                  -                   -
           Loss on discount of note receivable                                665                  -                   -

     Decrease (increase) in:
           Trade receivables, net                                         (1,382)            (1,847)             (2,893)
           Inventories                                                   (12,759)             10,730               2,661
           Other current assets                                             1,326              1,931             (1,016)
     Increase (decrease) in:
           Trade payables                                                 (3,438)              6,394             (4,662)
           Other                                                            (246)              (990)             (1,098)
                                                                  ----------------    ---------------     ---------------
                 Net cash from (used in) operating activities            (16,988)             15,451            (20,651)
                                                                  ----------------    ---------------     ---------------

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                          (11,618)            (4,397)            (11,756)
     Proceeds from disposition of property, plant
           and equipment                                                       85             22,689               1,785
                                                                  ----------------    ---------------     ---------------
                 Net cash from (used in) investing activities            (11,533)             18,292             (9,971)
                                                                  ----------------    ---------------     ---------------

Cash flows from (used in) financing activities:
     Net increase (decrease) in short-term debt                            14,828           (24,035)              26,771
     Proceeds from issuance of long-term debt                              10,000                  4               6,426
     Repayment of long-term debt                                          (3,099)            (9,371)             (1,284)
     Proceeds from repayment of note receivable                             4,935                  -                   -
     Proceeds from sale of common stock                                       566                 19                 934
     Other                                                                  (135)              (318)               (923)
                                                                  ----------------    ---------------     ---------------
                 Net cash from (used in) financing activities              27,095           (33,701)              31,924
                                                                  ----------------    ---------------     ---------------

Effect of exchange rate changes on cash                                      (19)                 78                (17)
                                                                  ----------------    ---------------     ---------------

Net increase (decrease) in cash                                           (1,445)                120               1,285
Cash, beginning of year                                                     3,777              3,657               2,372
                                                                  ----------------    ---------------     ---------------
Cash, end of year                                                 $         2,332              3,777               3,657
                                                                  ================    ===============     ===============

Supplemental cash flow disclosures:
    Interest paid                                                 $         4,061              4,449               4,116
    Income taxes paid                                                       1,364              1,019               1,625
    Assets acquired through direct financing
        loans or capital leases                                             6,643                726               3,923
    Exchange of non-monetary assets                                         (466)                  -                   -


See accompanying notes to consolidated financial statements.

FARAH INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 2, 1997, November 3, 1996 and November 3, 1995

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS

         Farah Incorporated is a multinational apparel marketer and manufacturer headquartered in the United States. The company's principal business is the sale of men's and boys' pants, coats and shirts and women's slacks and skirts. The principal markets for the company's products are retail customers in the United States, Europe and the South Pacific.

PRINCIPLES OF PRESENTATION

         The consolidated financial statements include the accounts of Farah Incorporated (the "Parent Company") and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1997 presentation. The Parent Company's assets consist of investments in and advances to subsidiaries. The Parent Company does not have any significant amount of separate debt, credit facilities or other liabilities, except for the 8.5% convertible subordinated debentures discussed in Note 3.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including inventory markdowns and valuation allowances for deferred taxes. Such estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company has several items of other comprehensive income and will adopt this standard in its 1998 fiscal year.

CASH EQUIVALENTS

         Cash equivalents include demand deposits and short-term investments with original maturities of three months or less. The Company had no cash equivalents at November 2, 1997 and November 3, 1996.

INVENTORIES

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and include purchased materials, manufacturing labor and overhead. Market is based upon estimated selling price less costs to sell.


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives (Note 2) of the related classes of assets.

         Maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed are removed from the accounts. Generally the resulting gains and losses are included in operations. Gains on assets sold and leased back are recognized over the initial lease term, net of any obligations required by the lease agreements. See Note 7 for further discussion.

INTANGIBLE ASSETS

         At November 2, 1997 and November 3, 1996, intangible assets were approximately $1.0 million and $1.4 million, respectively, and consisted primarily of goodwill and trademarks. Intangible assets are carried at cost less accumulated amortization. Most intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 30 years. Amortization expense was $281,000 in 1997, $353,000 in 1996 and $283,000 in 1995.

REVENUE RECOGNITION

         Revenue is recognized upon shipment of product.

ADVERTISING AND PROMOTION COSTS

         Advertising and promotion costs are expensed in the year incurred. Advertising expense was $14.0 million in 1997, $10.7 million in 1996 and $17.0 million in 1995.

FOREIGN CURRENCIES

         Foreign entities whose functional currency is the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Gains and losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

         Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled "Cumulative foreign currency translation adjustment."

         Also included in foreign currency transaction gains and losses for 1997 is a gain of $758,000 due to cumulative translation adjustments transferred from equity to operations upon the sale of one of the Company's foreign subsidiaries.

INCOME TAXES

         Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes and are measured by applying currently enacted tax laws. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

INCOME (LOSS) PER SHARE

         Income per share in 1997 and 1996 is based on the weighted average number of shares and common stock equivalents outstanding. Stock options are included as common stock equivalents under the treasury stock method, where dilutive. Additional dilution from the 8.5% convertible subordinated debentures (Note 3), which are not common stock equivalents, is not material. Loss per share in 1995 is based on the weighted average number of shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 will supersede ABP Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Implementation of SFAS 128 would not have had a material impact of the Company's earnings per share for fiscal 1997.

2.  Property, Plant and Equipment

Property, plant and equipment is comprised of the following:


                                                                           Thousands of dollars
                                                  Estimated useful    ------------------------------
                                                  lives (years)            1997            1996
                                                -------------------   ---------------   ------------
Factory machinery and equipment                        9-12            $      29,594         27,060
Buildings                                             20-50                    5,193          5,479
Building improvements                                  3-20                    7,418          4,373
Other fixtures and equipment                           3-20                   16,580         13,813
Land                                                                             770            770
Factory machinery and other fixtures and
    equipment under capital lease                                              4,170          3,440
Construction in progress                                                       5,378            937
                                                                      ---------------   ------------
       Total property, plant and equipment                                    69,103         55,872
Less accumulated depreciation
    and amortization                                                          33,070         30,502
                                                                      ---------------   ------------
        Net property, plant and equipment                             $       36,033         25,370
                                                                      ===============   ============

         Accumulated amortization on assets under capital leases totaled $2.1 million at November 2, 1997 and $1.3 million at November 3, 1996.

         At November 2, 1997, construction in progress consisted of $4.6 million of equipment purchased for the Company's new distribution center, and approximately $800,000 for hardware, software and installation costs incurred related to replacement of the Company's enterprise wide computer systems. Construction in progress under capital leases was $2.6 million and $348,000 at November 2, 1997 and November 3, 1996, respectively.

         During 1997, the Company closed its manufacturing plant in Galway Ireland and sold its remaining Irish facility located in Kiltimagh. Assets abandoned or sold in Ireland approximated $1.5 million. See additional discussion in Note 8.

         In June 1996, the Company sold its facility located in Piedras Negras, Mexico for a purchase price of approximately $22.2 million in cash. Proceeds from the sale, net of expenses, were used to retire a long-term capital lease obligation of approximately $7.2 plus other long-term obligations. The balance of the proceeds of approximately $13.8 million was applied to the Company's Credit Agreement.

         Depreciation  and  amortization  of  property,   plant  and   equipment
approximated $5.4 million in 1997, $5.1 million in 1996 and $3.7 million in 1995.

3.  Debt and Liquidity

SHORT-TERM DEBT

         The Company's primary Credit Agreement provides up to $75 million of credit through July 1, 2001, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The Credit Agreement includes a term loan payable in monthly installments over a 48 month period. The balance of the term loan was $9.2 million as of November 2, 1997. Formulas derived from accounts receivable and inventory define borrowing capacity under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of Farah U.S.A., Farah U.K. Limited and Savane Direct and is guaranteed by its parent company and each of Farah U.S.A.'s domestic affiliates. Such guarantees are collateralized by substantially all of the assets of the related affiliates. The interest rate for the Credit Agreement and term loan is prime (8 1/2% at November 2, 1997) plus 1/2% for borrowings and 1/6% per month for letters of credit. The Company may also from time to time convert all or part of the loans outstanding under the Credit Agreement or term loan into a loan based on the LIBOR Rate. Upon conversion, the interest rate is be the LIBOR Rate, plus 2.75%. The conversion to and continued applicability of the LIBOR Rate is conditioned upon specific notification requirements, a minimum of $5 million of LIBOR Rate loans outstanding, and various other requirements. At November 2, 1997, the Company had $33.5 million, including $8.0 million of the term loan balance, in LIBOR loans outstanding under the Credit Agreement. Interest rates on the LIBOR contracts outstanding at November 2, 1997 ranged from 8.38% to 8.41%. An unused credit line fee of 1/2% per annum is charged on the unused portion of the line when borrowings decrease below $17.5 million. As of November 2, 1997, usage under the Credit Agreement was $36.5 million
(including letters of credit of $1.3 million) and the excess credit line available was $23.5 million. The Credit Agreement restricts certain additional indebtedness and requires the maintenance of minimum tangible net worth, minimum working capital and limits capital expenditures. As of November 2, 1997, the Company was in compliance with these covenants. The Credit Agreement prohibits the payment of dividends by the Company, and except for debt service of the Company's 8.5% convertible subordinated debentures, the Credit Agreement restricts the subsidiaries from transferring substantially all net assets to the Parent Company through intercompany loans, advances or dividends.

         The following table reflects short-term debt balances and interest rates in 1997, 1996 and 1995:

                                                           Thousands of dollars
                                               ------------------------------------------
                                                  1997            1996           1995
                                               ------------   -------------   -----------
         Average outstanding balance             $  31,813          31,473        36,842

         Maximum month-end
              balance outstanding                $  42,899          41,816        47,338

         Weighted average interest rate:
              During year                             9.4%            9.4%          9.7%
              Year-end                                8.5%            9.2%          9.8%


LONG-TERM DEBT

                                                                                  Thousands of dollars
                                                                               ---------------------------
                                                                                  1997           1996
                                                                               -----------    ------------
Term note, collateralized by substantially all assets of Company, bearing interest at prime plus .5% and LIBOR plus 2.75% for LIBOR Rate Loans,
   due July 1, 2001, payable in monthly installments of $208,333               $    9,167               -


8.5% convertible subordinated debentures due February 1, 2004, convertible
   into the Company's common stock at $15.2375 per share                            1,663           1,663

Collateralized loan for aircraft purchase                                               -           1,165

Collateralized loan for aircraft purchase bearing interest at 8.85%, fixed through April 2, 2000, then at prime plus 1%, due in monthly
   installments through April 2, 2007                                               1,078               -

Various notes, collateralized by property, plant and equipment, bearing interest at rates ranging from 9.0% to 10.93%, due in monthly
    installments through 2001                                                       1,288             554

Various obligations under other capital leases                                      5,876           2,612
                                                                               -----------    ------------
      Total long-term debt                                                         19,072           5,994
      Less current installments                                                     5,301           1,288
                                                                               -----------    ------------
          Net long-term debt                                                   $   13,771           4,706
                                                                               ===========    ============


Installments of long-term debt and capital lease obligations mature as follows:

                                                        Thousands of dollars
                                                ---------------------------------
                                                  Long-term       Capital Lease
                                                     Debt          Obligations
                                                --------------   ----------------
                                      1998         $    3,237              2,490
                                      1999              3,040              1,715
                                      2000              2,728                957
                                      2001              1,771                507
                                      2002                104                445
                           2003 and beyond              2,316                819
                                                --------------   ----------------
                                                       13,196              6,933
                     Less interest portion                  -              1,057
                                                ==============   ================
                                                   $   13,196              5,876
                                                ==============   ================

         The Company believes that its borrowing availability from its Credit Agreement, its ability to access other capital markets, if necessary, and its projected cash from operations will be sufficient to meet anticipated liquidity requirements for fiscal 1998.

4.  Employee and Director Stock Options and Awards

         The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

STOCK OPTION PLAN

         The current stock option plan is the Farah Incorporated 1991 Stock Option and Restricted Stock Plan (the "1991 Plan"). Under the 1991 Plan, the Company is authorized to issue up to 1,225,000 shares of common stock pursuant to stock options (or, as described below, as shares of restricted stock). The Company is authorized under the 1991 Plan to grant stock options as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options.

         The 1991 Plan provides that the exercise price of any stock option shall be determined by the Stock Option and Compensation Committee in its discretion. All options granted have an exercise price equal to the per share fair market value as of the date of the grant. All stock options granted in 1995 have a term of ten years and vest at the rate of fifty percent (50%) per year on each anniversary of the date of grant, commencing on the first anniversary of the date of grant. The options granted in 1996 and 1997 have a term of approximately ten years, are 50% vested on the date of grant, and fully vest on the first anniversary of the date of grant.

         The Company granted 4,000 options in 1997, 489,000 options in 1996 and 7,000 options in 1995. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted in these years.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLANS

         The Company adopted two non-employee director stock option plans, the Farah Incorporated 1988 Stock Option Plan for Non-Employee Directors and the Farah Incorporated 1996 Non-Employee Directors Stock Option Plan (collectively, the "Director Stock Option Plans"). Under the Director Stock Option Plans, the Company is authorized to issue up to 150,000 and 300,000 shares, respectively, of common stock pursuant to stock options to selected directors. The Company is authorized under the Director Stock Option Plans to grant only non-qualified stock options. The Director Stock Option Plans provide that the exercise price of any stock option shall be the fair market value as of the date the option is granted.

         The Company granted options for 57,500, 31,000 and 9,000 shares under the Director Stock Option Plans in 1997, 1996 and 1995, respectively. Stock options granted from the 1988 Stock Option Plan have a term of ten years and are fully vested as of the date of grant. Stock options granted from the 1996 plan have a term of five years and vest at the rate of 50% per year on each anniversary of the date of grant, commencing on the first anniversary of the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted in 1997, 1996 and 1995.

         A summary of the status of the Company's stock options as of November 2, 1997, November 3, 1996 and November 3, 1995 and the changes during the years ended on those dates is presented below:

                                    1997 Stock Options          1996 Stock Options           1995 Stock Options
                               --------------------------  --------------------------   ----------------------------
                               Number of     Weighted       Number of     Weighted        Number of      Weighted
                               Shares of      Average       Shares of      Average        Shares of      Average
                               Underlying    Exercise       Underlying    Exercise       Underlying      Exercise
                                Options       Prices         Options       Prices          Options        Prices
                              ------------- ------------   ------------- ------------   -------------- -------------
Outstanding at beginning
     of year                       949,713    $    8.21         455,637   $    10.87          478,985     $   10.68
Granted                             61,500         8.05         520,000         5.94           16,000          8.53
Exercised                         (98,650)         5.74         (3,500)         5.48         (25,514)          5.81
Forfeited                         (41,000)        14.01        (17,924)        11.08         (10,834)         11.02
Expired                            (6,063)         7.50         (4,500)         6.96          (3,000)          9.81
                              -------------                -------------                --------------
Outstanding at end of year         865,500         8.21         949,713         8.21          455,637         10.87
                              =============                =============                ==============

Exercisable at end of year         801,000         8.25         678,463         9.07          448,637         10.91
Weighted-average fair
     market value of options
     granted during the year         $3.85                        $2.66                         $3.78

         As of November 2, 1997, the weighted average remaining term for outstanding options is 7.17 years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995: dividend yield of 0% for all years; expected volatility of 45.1% in 1997 and 51.3% in 1996 and 1995; risk-free interest rates are different for each grant and range from 6.1% to 7.1%; and the expected lives of options are different for each grant and range from 3.6 years to 4.8 years.

RESTRICTED STOCK

         Restricted stock may be granted pursuant to the 1991 Plan.

         The Company may grant, as restricted common stock, all or a portion of the 1,225,000 shares of common stock reserved under the 1991 Plan. During fiscal 1997, 1996 and 1995 there were no shares of restricted stock granted.

         During 1994 and 1993, 104,000 and 80,000 shares, respectively, of the Company's common stock were awarded to certain officers and directors pursuant to the 1991 Plan. The awards vest over varying periods ending in 1998, of which 12,500 shares vested in 1997, 37,665 shares vested in 1996 and 62,666 shares vested in 1995. The Company recognizes the expense related to these awards over the period of service specified in the vesting provision of the awards and recorded compensation expense of $77,000 in 1997, $266,000 in 1996 and $704,000 in 1995 for restricted stock awards.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER COMMON SHARE

         Had the compensation cost for the Company's employee based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for 1997, 1996 and 1995 would approximate the pro forma amounts below (in thousands except per share data):

                                              1997          1996         1995
                                           ------------  -----------  ------------
          Net income (loss):
              As reported                   $      270        6,756      (12,941)
              Pro forma                     $     (78)        5,945      (12,973)

          Net income (loss) per share:
              As reported                   $      .03          .66        (1.28)
              Pro forma                     $    (.01)          .58        (1.28)


         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

5.   Income Taxes

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at November 2, 1997 and November 3, 1996 are as follows:

                                                                          Thousands of dollars
                                                                       --------------------------
                                                                          1997          1996
                                                                       -----------   ------------
            DEFERRED TAX ASSETS:
                U.S. federal NOL carryforwards                         $    3,949          2,062
                Foreign NOL carryforwards                                   1,382            771
                Deferred gains                                                403          1,871
                Foreign tax credit carryforwards                              626            451
                Other accrued expenses                                      4,031          3,563
                Other                                                         759            235
                                                                       -----------   ------------
                      Total deferred tax assets                            11,150          8,953
                                                                       -----------   ------------

            DEFERRED TAX LIABILITIES:
                Tax in excess of financial statement
                   depreciation and amortization                            1,732          1,980
                Other                                                         699            600
                                                                       -----------   ------------
                      Total deferred tax liabilities                        2,431          2,580
                                                                       -----------   ------------

                Net deferred tax asset                                      8,719          6,373
                Valuation allowance                                       (1,064)        (3,825)
                                                                       -----------   ------------
                       Deferred income tax asset, net                       7,655          2,548
                       Less current portion                               (4,207)        (2,548)
                                                                       -----------   ------------
                       Long-term deferred income tax asset, net        $    3,448              -
                                                                       ===========   ============

         The fiscal 1997 increase in the Company's deferred tax assets was primarily due to the Company's domestic and foreign net operating losses incurred for the year. Realization of the deferred tax assets is dependent upon the Company generating future taxable income from operations in the respective taxing jurisdictions. The Company has domestic net operating loss carryforwards of $11.6 million, of which $7.1 million expire in 2010. The remaining $4.5 million of domestic net operating loss carryforwards expire in 2012. The Company does not believe it is more likely than not that it will generate sufficient taxable income during the carryforward periods for certain portions of the deferred tax assets and accordingly, provided a valuation allowance of $1.1 million and $3.8 million at November 2, 1997 and November 3, 1996, respectively.

         During fiscal 1997, the Company reevaluated the realizability of its deferred tax assets pursuant to the criteria of Statement of Financial Accounting Standards No. 109, and concluded that it is more likely than not that the Company will realize tax benefits associated with its domestic net operating losses, together with certain other tax benefits, that were previously subject to valuation allowance. As a result of this reevaluation, the beginning of the year valuation allowance was reduced by approximately $3.2 million.

         The federal examination of the Company's United States tax returns for fiscal years 1994 and 1995 was completed during the year without any proposed income or expense adjustments or modifications to its tax credits. The Company is waiting for acceptance of the auditor's report from the Joint Committee on Taxation of the United States Treasury Department.

Income (loss) before taxes and incomes taxes in 1997, 1996 and 1995 are shown below:

                                                                     Thousands of dollars
                                                       --------------- -- ------------- -- --------------
                                                            1997              1996             1995
                                                       ---------------    -------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES:
    Domestic operations                                    $    (855)            6,277          (16,728)
    Foreign operations                                        (2,773)            3,460             1,452
                                                       ---------------    -------------    --------------
                      Total consolidated                   $  (3,628)            9,737          (15,276)
                                                       ===============    =============    ==============

INCOME TAX PROVISION:
    Domestic operations
         Current                                           $      668              450           (1,087)
         Deferred                                             (3,956)            1,654           (1,934)
                                                       ---------------    -------------    --------------
             Total domestic                                   (3,288)            2,104           (3,021)

    Foreign operations
         Current                                                  541              877               686
         Deferred                                             (1,151)                -                 -
                                                       ---------------    -------------    --------------
              Total foreign                                     (610)              877               686
                                                       ---------------    -------------    --------------
                       Total consolidated                  $  (3,898)            2,981           (2,335)
                                                       ===============    =============    ==============


The effective tax rate differs from the U.S. statutory rate of 34% as summarized below:

                                                                      Thousands of dollars
                                                       --------------- -- ------------- -- --------------
                                                            1997              1996             1995
                                                       ---------------    -------------    --------------
Expected income taxes at U.S. statutory rate            $     (1,234)            3,311           (5,194)
     Non-deductible expenses                                       92              212                87
     Permanent differences on assets sold                           -              172                 -
     Effect of differing tax rates in foreign                     191             (91)                46
          countries
     Unrecognized deferred tax benefits                           244                -             2,633
     U.S. taxes on dividends from foreign countries               166                -                93
     Recognition of previously unrecognized
         deferred tax benefits                                (3,226)            (761)                 -
     Other                                                      (131)              138                 -
                                                       ---------------    -------------    --------------
Income taxes, as reported                               $     (3,898)            2,981           (2,335)
                                                       ===============    =============    ==============


         At November 2, 1997, the Company's foreign subsidiaries had net deferred tax assets of $2.0 million from net operating loss carryforwards and deferred charges that are available to offset future foreign taxable income. In addition, at November 2, 1997, the Company had $626,000 in foreign tax credit carryforwards to offset any U.S. tax generated by future foreign income repatriated and taxed in the U.S. These credits expire in the years 1998 through 2001 if not used.

         Certain of the Company's foreign subsidiaries have undistributed accumulated earnings of approximately $25.5 million, as adjusted for U.S. tax purposes at November 2, 1997. No U.S. tax has been provided on the undistributed earnings because the Company intends to indefinitely reinvest such earnings in the foreign operations. The amount of the unrecognized deferred tax liability associated with the undistributed earnings that have not been previously taxed in the U.S. was approximately $7.1 million at November 2, 1997. If earnings are repatriated, foreign tax credits can offset a portion of the U.S. tax on such earnings.

6.  Employee Benefit Plans

         The Company has two retirement plans: (1) a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code which covers all non-union U.S. employees, and (2) a defined benefit plan which covers substantially all bargaining unit employees and retirees.

         Under the defined contribution plan, each participant may contribute from 1% to 15% of his/her compensation. The Company matches contributions up to 3% of the participant's compensation. In 1997, 1996 and 1995, the Company's contribution to the plan was approximately $418,000, $306,000 and $444,000, respectively.

         Under the defined benefit plan, the basic monthly pension payable to a participant upon normal retirement equals the product of the participant's monthly benefit rate times the number of years of credited service. Assets of the defined benefit plan are invested primarily in U.S. government obligations, corporate bonds and equity securities.

         The Company's policy is to fund accrued pension cost when such costs are deductible for tax purposes. Net periodic pension cost for the years ended November 2, 1997, November 3, 1996 and November 3, 1995, included the following components:

                                                                          Thousands of dollars
                                                        --------------------------------------------
                                                           1997            1996            1995
                                                        ------------    ------------   -------------
Service cost-benefits earned during the period           $       60              64              47
Interest cost on projected benefit obligation                   579             576             577
Actual return on plan assets                                (1,300)           (786)         (1,514)
Net amortization and deferral                                   705             263           1,165
                                                        ------------    ------------   -------------
      Net periodic pension cost                          $       44             117             275
                                                        ============    ============   =============


         The following table sets forth the funded status at November 2, 1997 and November 3, 1996, of the defined benefit plan:

                                                                                Thousands of dollars
                                                                           ----------------------------
                                                                               1997           1996
                                                                           -------------  -------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Vested benefit obligation                                                $      (7,694)        (7,601)
 Nonvested benefit obligation                                                     (129)          (174)
                                                                           -------------  -------------
      Accumulated benefit obligation                                     $      (7,823)        (7,775)
                                                                           =============  =============


Projected benefit obligation                                             $      (7,823)        (7,775)
Plan assets at market value                                                       8,371          7,437
                                                                           -------------  -------------
       Funded status                                                                548          (338)
Unrecognized transition liability being recognized over
    average future service of plan participants                                     335            401
Unrecognized net loss from past experience different from
    that assumed and effects of changes in assumptions                              793          1,243
Adjustment required to recognize minimum liability                                    -        (1,644)
                                                                           -------------  -------------

       Prepaid/(Unfunded Reserve)                                        $        1,676          (338)
                                                                           =============  =============

         In determining the benefit obligations and service cost of the Company's defined benefit plan, weighted average discount rates of 7.5% and 7.75% were used in 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 9.5% in both years.

7.  Commitments and Contingencies

      Lease and Capital Expenditure Commitments

         During 1988, the Company consummated a sale and leaseback of its main El Paso, Texas, manufacturing and office facility. In connection with the sale, the Company entered into a 10 year operating lease of the facility which expires in May 1998. A deferred gain was recognized on the sale, of which $1.2 million remains to be recognized through 1998. A portion of the sale was paid by delivery of a $7.5 promissory note to the Company, collateralized by a second mortgage on the property. In the fourth quarter of 1997, this note receivable was prepaid by the borrower. In consideration for this prepayment, the Company discounted the note 12.5%. A loss of approximately $665,000 was recognized in this transaction, and is reflected in the caption "Other, net" on the Consolidated Statement of Operations.

         The Company and its subsidiaries occupy certain facilities and use certain equipment under operating leases which expire at various dates from fiscal 1998 to 2016. The following is a summary by year of the noncancelable portion of future minimum lease payments under operating leases:

                                                      Thousands
                                                       of dollars
                                                    ---------------
                                               1998    $     8,640
                                               1999          5,096
                                               2000          3,965
                                               2001          3,179
                                               2002          2,951
                                              Later         25,185
                                              years
                                                     --------------
                                    Lease payments*    $    49,016
                                                     ==============

         *Minimum payments have not been reduced by minimum sublease rental income of $820,000 due in the future under noncancelable subleases.

         The  Company   has   subleased   approximately   70%  of  its  El  Paso
manufacturing facility. The noncancelable portion of future minimum rental income due in 1998 is $820,000.

         Rental expense for all operating leases for 1997, 1996 and 1995 was $8.4 million, $8.2 million and $8.7 million, respectively (net of sublease income of approximately $1.3 million in 1997, $1.1 million in 1996 and $1.0 million in 1995).

         At  November  2,  1997,  the  Company  had   commitments   for  capital
expenditures of approximately $4.4 million.

      Credit Risks

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash and trade accounts receivable. The Company restricts investment of cash to financial institutions of high credit standing. In addition, the Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historic trends and other information. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. In 1997, 1996 and 1995, one U.S. customer accounted for $35.9 million (13.1%), $36.3 million (14.6%) and $30.2 million (12.5%), respectively, of the Company's consolidated sales. In addition, in 1997 and 1996 another U.S. customer accounted for $ 35.2 million (12.8%) and $26.6 million (10.7%) of consolidated sales, respectively. A third customer accounted for $27.3 million (10.0%) of consolidated sales in 1997.

      Legal Proceedings

         The Company is involved in certain legal proceedings in the normal course of business. Based on advice of legal counsel, the Company believes that the outcome of such litigation will not materially affect its consolidated financial position, results of operations or cash flows.

8. Termination of Foreign Operations, Production Conversion Expenses and Relocation Expenses

                   Termination of foreign operations. During fiscal 1997, the Company incurred a loss related to a fire and ultimate disposition of its Irish operations. A total loss of approximately $5.1 million was recognized related to these events. This loss resulted mainly from the write-down of fixed assets, severance payments and legal and professional fees incurred. This amount has been classified as "Termination of foreign operations" in the Consolidated Statement of Operations.

         Production conversion expenses. In fiscal 1997, the Company incurred start-up costs related to two new laundry facilities in Juarez and Torreon, Mexico and the expansion of the Company's existing facility in Chihuahua, Mexico. Conversion costs were also incurred as the Company began to source more product from global contractors. Expenses related to these items totaled approximately $2.1 million, and have been separately stated in the line item "Production conversion expenses" in the Consolidated Statement of Operations.

         Relocation expenses. In the third quarter of fiscal 1997, the Company completed its move to new corporate headquarters. In addition, the Company is currently in the process of relocating its distribution center to a new facility from which it expects to realize improved distribution and inventory management efficiencies. The Company anticipates completion of the distribution center relocation in the second quarter of fiscal 1998. In moving to the new headquarters and distribution center, the Company incurred duplicate operating costs, moving expenses and professional fees. These expenses approximated $904,000, and have been separately stated under the caption "Relocation expenses" in the Consolidated Statement of Operations.

9.       Fair Values of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and trade receivables, the carrying amounts reported in the Consolidated Balance Sheets approximate fair value because of the short-term maturity of these instruments. The carrying values of the borrowings under the Credit Agreement approximate fair value, as interest rates for these instruments approximate current market rates. The carrying amount of the Company's convertible debentures was $1.7 million at November 2, 1997 and November 3, 1996. The fair value for these debentures for the same periods was $1.3 million and $1.2 million respectively. The fair value of the convertible debentures was based upon quoted market prices at November 2, 1997 and November 3, 1996.

10.      Geographic Segment Information

         The Company is engaged in one business segment. This includes the design, manufacture, distribution and sale of men's, young men's, boys' and women's apparel in the United States and certain foreign countries, principally in Europe and the South Pacific. The following table presents information regarding geographic segments for 1997, 1996 and 1995. Transfers between the United States and foreign areas are recorded at normal selling prices. Operating profit is total revenue less operating expenses. In computing operating profit, general corporate expenses, interest expense and income taxes have been excluded.


                                                             Thousands of dollars
                                                    -------------------------------------------
                                                       1997            1996           1995
                                                    ------------   -------------   ------------
        NET SALES:
        United States to unaffiliated customers   $     224,051         199,574        193,274
        Transfers between areas                               -               -            266
                                                    ------------   -------------   ------------
                  Total United States                   224,051         199,574        193,540
        Europe                                           31,752          30,677         32,033
        South Pacific                                    17,916          17,347         15,490
        Adjustments and eliminations                          -               -          (266)
                                                    ------------   -------------   ------------
                  Total                           $     273,719         247,598        240,797
                                                    ============   =============   ============

        OPERATING PROFIT (LOSS):
        United States                             $       5,180           1,981       (12,489)
        Europe                                          (4,801)               3            385
        South Pacific                                     1,970           2,626          1,549
        Adjustments and eliminations                          -               -              -
                                                    ------------   -------------   ------------
                  Total                                   2,349           4,610       (10,555)

        Net gain (loss) on sale of assets                  (24)          10,041            755
        General corporate expenses                      (2,561)         (1,683)        (1,751)
        Interest expense, net                           (3,392)         (3,231)        (3,725)
                                                    ------------   -------------   ------------
              Income (loss) before income taxes   $     (3,628)           9,737       (15,276)
                                                    ============   =============   ============

        IDENTIFIABLE ASSETS:
        United States                             $     143,182         123,520        146,172
        Europe                                           15,513          16,552         17,326
        Far East and the South Pacific                   21,000          17,645         14,357
        Adjustments and eliminations                    (4,103)         (3,854)        (4,028)
                                                    ------------   -------------   ------------
                   Total                          $     175,592         153,863        173,827
                                                    ============   =============   ============


         Approximately 66% and 26% of all product sold in the United States in 1997 was assembled in Mexico and Costa Rica, respectively, in the Company's owned facilities or by contractors. Included in the Company's consolidated balance sheet at November 2, 1997 were net assets located in Mexico and Costa Rica totaling approximately $6.7 million and $8.3 million respectively.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their product and services, the geographic areas in which they operate, and their major customers. Upon adoption of this pronouncement, additional disclosures will be required by the Company. This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. The Company intends to adopt this statement for its 1998 fiscal year.

11.      Quarterly Unaudited Information

         Quarterly unaudited information for fiscal 1997 compared to fiscal 1996 is as follows:

                                                                  Thousands of dollars except share data
                                                  First Quarter  Second Quarter    Third Quarter    Fourth Quarter
                                                  ------------- ----------------  ---------------  ---------------
        1997
        Net sales                              $       61,938           70,771           64,256           76,754
        Gross profit                                   17,708           19,888           16,723           19,610
        Net income (loss)                             (1,955)            3,211            (403)            (583)
        Net income (loss) per share                     (.19)              .31            (.04)            (.06)
        Weighted average shares of common
        stock and common stock equivalents
        outstanding                                10,191,103       10,434,026       10,276,022       10,278,989

        1996
        Net sales                              $       51,510           64,058           55,973           76,057
        Gross profit                                   13,797           16,134           14,562           19,565
        Net income (loss)                               (989)            (176)            6,887            1,034
        Net income (loss) per share                     (.10)            (.02)              .67              .10
        Weighted average shares of common
        stock and common stock equivalents
        outstanding                                10,149,070       10,161,647       10,235,374       10,234,442

         In the first quarter of 1997 an after tax loss of $2.5 million was recorded related to a loss incurred in one of the Company's Irish facilities, as a result of a fire.

         In the fourth quarter of 1997 an additional after tax loss of $1.1 million was recorded related to the final disposition of the Company's Irish facilities.

         In the third quarter of 1996, the Company sold its Piedras Negras, Mexico facility, resulting in an after-tax gain of approximately $6.9 million.

12.      Subsequent Events

         Subsequent to November 2, 1997, the Company's Board of Directors approved the closure of the Company's finishing facility in Cartago, Costa Rica and a reduction of sewing operations in the Company's San Jose, Costa Rica facility. The Cartago facility, as well as some of the manufacturing equipment in both locations will be held for sale. The Company expects to record a pre-tax charge of $3.5 to $4.0 million in the first quarter of 1998 on the write-down of these assets to expected realizable value and the accrual of costs related to severance payments and other closing expenses. Approximately 700 employees will be terminated between the two facilities. The Company expects the completion of these events to occur prior to the end of fiscal 1998. This decision will eliminate certain fixed costs and should result in lower product costs as the Company sources more goods from Mexico and other lower cost suppliers (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects").

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS OF FARAH INCORPORATED:

We have audited the accompanying consolidated balance sheets of Farah Incorporated (a Texas corporation) and subsidiaries as of November 2, 1997 and November 3, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farah Incorporated and subsidiaries as of November 2, 1997 and November 3, 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

El Paso, Texas
December 17, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS




TO THE SHAREHOLDERS OF FARAH INCORPORATED:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Farah Incorporated (a Texas corporation) and subsidiaries for the year ended November 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Farah Incorporated and their subsidiaries' operations and cash flows for the year ended November 3, 1995 in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Dallas, Texas
December 15, 1995

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with accountants on accounting and financial disclosure in fiscal 1997.

         In fiscal 1996, the Board of Directors requested the Audit Committee of the Board seek proposals from accounting firms with a view toward reducing the Company's audit and accounting fees. On the basis of the proposals received, the Board appointed the firm of Coopers & Lybrand L.L.P. On March 13, 1996, Coopers & Lybrand L.L.P. was informed of the Board's decision. Also on March 13, 1996, Arthur Andersen LLP was notified of its dismissal.

         This change in accountants enabled the Company to effect a savings in audit and accounting fees. Arthur Andersen LLP's report on the Company's financial statements for fiscal 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principles. During fiscal 1995 and the period from the end of that fiscal year to the date of the Board's dismissal of Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is set forth under the caption "Directors and Executive Officers" on pages 5 through 7, and "Performance of the Common Stock" and "Stock Option and Compensation Committee Report on Executive Compensation" on pages 14 through 15 of the Company's Proxy Statement dated January 30, 1998 prepared in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

         The information required under this item is set forth under the caption "Compensation of Executive Officers" on pages 8 through 11 of the Company's Proxy Statement prepared in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is set forth under the caption "Ownership of Common Stock" on pages 3 through 4 of the Company's Proxy Statement prepared in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is set forth under the caption "Compensation of Directors" on pages 12 and 13, and under the caption "Certain Transactions" on page 13 of the Company's Proxy Statement prepared in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this Report.                          Page
         1.  Financial Statements (included in Item 8, Financial
             Statements and Supplementary Data):

             Consolidated Statements of Operations - Years ended
             November 2, 1997, November 3, 1996 and November 3,
             1995                                                          26

             Consolidated Balance Sheets - November 2, 1997 and
             November 3, 1996                                              27

             Consolidated Statements of Shareholders' Equity -
             Years ended November 2, 1997, November 3, 1996 and
             November 3, 1995                                              28

             Consolidated Statements of Cash Flows - Years ended
             November 2, 1997, November 3, 1996 and November 3,
             1995                                                          29

             Notes to Consolidated Financial Statements                 30-44

             Reports of Independent Public Accountants                  45-46

             Selected Financial Data for fiscal years ended
             1993 to 1997                                                  13

        2.   Schedule II     Valuation and Qualifying Accounts -
                             Years ended November 2, 1997 and
                             November 3, 1996                              57

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

    *   10.23    Patent  Collateral  Assignment  and  Security  Agreement,  dated  August 2, 1990,  by Farah in favor of Congress  (filed as Exhibit 10.76 to Form 10-Q as of July 31, 1990).

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

    *   10.34    Amendment  No. 7 dated September  16, 1992, to Accounts Financing  Agreement  dated  August 2,
                 1990  between  Congress Financial  Corporation (Southwest) and  Farah  U.S.A., Inc.  (filed as as Exhibit 10.121 to Form 10-Q as of August 7, 1992).

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

    *   10.41    Deferred  Compensation  Agreement dated December 20, 1993 (filed as Exhibit 10.45 to  Form 10-K as of November 4, 1994).

    *   10.42    Form of Deferred  Compensation  Agreements  dated December 16, 1994 (filed as Exhibit  10.46 to
                 Form 10-K as of November 4, 1994).

    *   10.43    Amendment  No. 10 dated  November  5,  1993 to  Accounts Financing  Agreement  dated  August 2,
                 1990  between   Congress   Financial Corporation  (Southwest)  and Farah U.S.A., Inc. (filed as as Exhibit 10.49 to Form 10-K as of November 5, 1993).

    *   10.44    Amendment  No. 11 dated  January  21,  1994 to  Accounts Financing  Agreement  dated  August  2,
                 1990  between  Congress   Financial  Corporation  (Southwest)  and Farah U.S.A., Inc. (filed  as as Exhibit 10.50 to Form 10-Q dated February 4, 1994).

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

    *   10.53    Asset Purchase  Agreement Farah  Incorporated,  Farah U.S.A, Inc. Galey & Lord, Inc. and Galey
                 & Lord Industries  Inc.,  dated May 20, 1996 (filed as Exhibit 10.57 to Form 10-Q as of May 5,
                 1996).

    *   10.54    Lease  Agreement  dated  October 4, 1996 between Farah U.S.A.,  Inc. and Orso  Partners,  Ltd.
                 (filed as Exhibit 10.57 to Form 10-K as of November 3, 1996).

    *   10.55    Lease  Agreement dated  November 30, 1996 between Farah U.S.A., Inc. and Santa Teresa  Limited
                 Partnership  (filed as Exhibit 10.58 to Form 10-K as of November 3, 1996).

    *   10.56    Amended and Restated Accounts Financing Agreement dated June 1, 1997 among  Congress Financial
                 Corporation  (Southwest) and  Farah  U.S.A.,  Inc.,  Value  Clothing Company,  Inc. and  Farah
                 Manufacturing  (U.K.)  Limited  (filed as Exhibit 10.59 to Form 10-Q as of May 4, 1997).

    *   10.57    Exhibit No. 1 to Trademark  Agreement  dated June 1, 1997 by  Farah   Incorporated   in  favor
                 of congress Financial Corporation (Southwest)(filed as Exhibit 10.60 to Form 10-Q as of May 4,
                 1997).

    *   10.58    Amended and Restated  Inventory and Equipment  Security Agreement dated June 1, 1997 (filed as
                 Exhibit 10.61 to Form 10-Q as of May 4, 1997).

    *   10.59    Farah (U.K.) Supplement to Accounts  Financing  Agreement dated June 1, 1997 (filed as Exhibit
                 10.62 to Form 10-Q as of May 4, 1997).

    *   10.60    Amended and Restated General Security Agreement  (Multiple Farah Companies) dated June 1, 1997
                 (filed as Exhibit 10.63 to Form 10-Q as of May 4, 1997).

    *   10.61    Amended and Restated General  Security  Agreement  (Farah  International,  Inc.) dated June 1,
                 1997 (filed as Exhibit 10.64 to Form 10-Q as of May 4, 1997).

    *   10.62    Trade  Financing  Agreement  Supplement  to Accounts  Financing  Agreement  dated June 1, 1997
                 (filed as Exhibit 10.65 to Form 10-Q as of May 4, 1997).

    *   10.63    General Security Agreement (Farah  Incorporated) dated June 1, 1997 (filed as Exhibit 10.66 to
                 Form 10-Q as of May 4, 1997).

    *   10.64    General Security  Agreement (Value Clothing Company,  Inc. and Value Slacks,  Inc.) dated June
                 1, 1997 (filed as Exhibit 10.67 to Form 10-Q as of May 4, 1997).

    *   10.65    Secured Promissory Note, in the original principal amount of $10,000,000  dated  June 1, 1997, made by Farah U.S.A., Inc. to the order of Lender  (filed as Exhibit 10.68 to Form 10-Q as  of
                 May 4, 1997).

    *   10.66    The Acknowledgment and Confirmation of Guaranty and Other Financing Agreements,  dated June 1,
                 1997,  executed by Guarantors and  Corporacion  Farah Costa Rica, S.A. de C.V. for the benefit of Lender (filed as Exhibit 10.69 to Form 10-Q as of May 4, 1997).

        10.67    Form of Deferred Compensation Agreements dated December 18, 1997.

        10.68    Letter Amendment dated December 5, 1997 to Employment Agreement dated July 10, 1995.

        10.69    Letter Amendment dated December 5, 1997 to Employment Agreement dated August 25, 1994.

        10.70    Letter Amendment dated December 5, 1997 to Employment Agreement dated August 25, 1994.

        10.71    Letter Amendment dated December 5, 1997 to Employment Agreement dated March 2, 1996.

        10.72    Letter Amendment dated December 5, 1997 to Employment Agreement dated August 25, 1994.

      *Incorporated herein by reference.


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

                                                     FARAH INCORPORATED
                                                     (Registrant)


                                  /s/ Russell G. Gibson
                                  ------------------------------------------
                                  Russell G. Gibson
                                  Principal Financial Officer

                                  /s/ Polly H. Vaughn
                                  ------------------------------------------
                                  Polly H. Vaughn
                                  Principal Accounting Officer

Dated:     January 28, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 1998.



/s/ Richard C. Allender                      /s/ Sylvan Landau
------------------------------------         -----------------------------------
Richard C. Allender                          Sylvan Landau
Principal Executive Officer, Director        Director


/s/ Clark L. Bullock                         /s/ Michael R. Mitchell
------------------------------------         -----------------------------------
Clark L. Bullock                             Michael R. Mitchell
Director                                     Director


/s/ Christopher L. Carameros                 /s/ Charles J. Smith
------------------------------------         -----------------------------------
Christopher L. Carameros                     Charles J. Smith
Director                                     Director


/s/ John D. Curtis
------------------------------------
John D. Curtis
Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Farah Incorporated


Our report on the consolidated financial statements of Farah Incorporated (a Texas corporation) and subsidiaries is included on page 45 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 57 of this Form 10-K.

In our opinion, the financial schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.


El Paso, Texas
December 17, 1997

                                                                                                      Schedule II


                                        FARAH INCORPORATED AND SUBSIDIARIES

                                         Valuation and Qualifying Accounts


                                 Years Ended November 2, 1997 and November 3, 1996
                                                  (in thousands)

                                                  Balance at        Charged to
                                                 beginning of        costs and                           Balance at
                Description                          year            expenses          Deductions       end of year
--------------------------------------------     --------------    --------------    ---------------    -------------
Year Ended November 2, 1997:
    Allowance for doubtful accounts                $       662       $       126       $         42       $      746
    Allowance for sales returns                            384               192                123              453
    Self-insurance reserves                              1,220             2,728              3,199              749

Year ended November 3, 1996:
    Allowance for doubtful accounts                        720               169                227              662
    Allowance for sales returns                            302               166                 84              384
    Self-Insurance reserves                              1,291             2,913              2,984            1,220




                       FARAH INCORPORATED AND SUBSIDIARIES

                      FORM 10-K INDEX TO ATTACHED EXHIBITS
                (All Exhibits listed are on pages 59 through 72)


Page
                                                                                                           Numbers
    Exhibit 10.67      Form of Deferred Compensation Agreements dated December 18, 1997.                         59

    Exhibit 10.68      Letter  Amendment  dated December 5, 1997 to Employment  Agreement  dated July            63
                       10, 1995.

    Exhibit 10.69      Letter  Amendment dated December 5, 1997 to Employment  Agreement dated August            64
                       25, 1994.

    Exhibit 10.70      Letter  Amendment dated December 5, 1997 to Employment  Agreement dated August            65
                       25, 1994.

    Exhibit 10.71      Letter  Amendment  dated December 5, 1997 to Employment  Agreement dated March            66
                       2, 1996.

    Exhibit 10.72      Letter  Amendment dated December 5, 1997 to Employment  Agreement dated August            68
                       25, 1994.

    Exhibit 21         Subsidiaries of Farah Incorporated                                                        69

    Exhibit 23.1       Consent of Independent Accountants (Coopers & Lybrand L.L.P.)                             70

    Exhibit 23.2       Consent of Independent Public Accountants (Arthur Andersen LLP)                           71

    Exhibit 27         Financial Data Schedule                                                                   72
