Form 10-Q
period 1998-02-01
FARAH INC
filed 1998-03-17
CIK 34501

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
   Mark One

    -----
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----
             THE SECURITIES AND EXCHANGE ACT OF 1934 For the Quarter
                             Ended February 1, 1998

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

         As of March 13, 1998 there were outstanding 10,322,632 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARAH INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              QUARTERS ENDED FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
                                   (Unaudited)

                                    (Thousands of dollars except share
                                        and per share data)
                                   February 1,           February 2,
                                      1998                   1997
                                -----------------      ----------------
Net sales                         $      59,044               61,938
Cost of sales                            43,140               44,230
                                -----------------      ----------------

    Gross profit                         15,904                 17,708

Selling, general and
    administrative expenses             (14,420)               (16,046)
Royalty income                              345                     45
Termination of foreign
    operations                           (3,980)                (2,462)
Relocation expenses                        (792)                     -
Production conversion expenses                -                   (272)
                                -----------------      ----------------
     Operating loss                      (2,943)                (1,027)

Other income (expense):
     Interest expense                      (707)                (1,199)
     Interest income                         30                    191
     Foreign currency
        transaction gains                   156                    111
     Other, net                             (83)                    42
                                -----------------      ----------------
                                         (1,096)                  (363)

     Loss before for
       income taxes                      (4,039)                (1,390)

Income tax provision (benefit)             (969)                   565
                                -----------------      ----------------

     Net loss                            (3,070)                (1,955)

Retained earnings:
     Beginning                            8,586                  8,316
                                -----------------      ----------------
     Ending                       $       5,516                  6,361
                                =================      ================

Net loss per share -
   basic and diluted              $       (0.30)                 (0.19)
                                =================      ================

Weighted average shares of
   common stock outstanding
   - basic and diluted               10,278,239             10,191,103
                                =================      ================

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        FEBRUARY 1, 1998 AND NOVEMBER 2,
                                1997 (Unaudited)

                                   (Thousands of dollars except share data)
                                      February 1,           November 2,
                                         1998                  1997
                                    ---------------       --------------
ASSETS
Current assets:
   Cash                                $    3,351                2,332
   Trade receivables, net                  29,144               43,053
   Inventories:
        Raw materials                      16,053               12,339
        Work in process                    16,756               18,457
        Finished goods                     45,059               43,996
                                     ---------------      --------------
           Total inventories               77,868               74,792
   Other current assets                    10,079               10,851
                                     ---------------      --------------
           Total current assets           120,442              131,028

Property, plant and equipment, net                                                  34,249                    36,033
Other non-current assets                   12,403                8,531
                                     ---------------      --------------
                                       $  167,094              175,592
                                     ===============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                     $   33,982               35,572
   Current installments of
      long-term debt                        5,647                5,301
   Trade payables                          17,587               20,600
   Other current liabilities               11,949               13,492
                                     ---------------      --------------
           Total current liabilities       69,165               74,965

Long-term debt, excluding current
   installments                            15,083               13,771
Other non-current liabilities               2,845                2,957

Deferred gain on sale of building             677                1,185

Shareholders' equity:
   Common stock, no par value,
      $.01 stated value, 20,000,000
      shares authorized; issued
      10,315,264 in 1998 and 1997          46,026               46,026
   Additional paid-in capital              30,627               30,627
   Cumulative foreign currency
     translation adjustment                (2,736)              (2,416)
   Retained earnings                        5,516                8,586
                                     ---------------      ---------------
                                           79,433               82,823

   Less: Treasury stock, 36,275
    shares in 1998 and 1997, at cost          109                  109
                                     ---------------      ---------------
        Total shareholders' equity         79,324               82,714
                                     ---------------      ---------------
                                       $  167,094              175,592
                                     ===============      ===============

See accompanying notes to condensed consolidated financial statements.


                       FARAH INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
                                   (Unaudited)

                                                                                        (Thousands of dollars)
                                                                                   February 1,            February 2,
                                                                                      1998                   1997
                                                                                -----------------     ------------------
Cash flows from (used in) operating activities:
     Net loss                                                                    $        (3,070)              (1,955)
     Adjustments to reconcile net loss to net cash from
          operating activities:
               Depreciation and amortization                                               1,684                1,256
               Amortization of deferred gain on building sale                              (508)                 (508)
               Amortization of deferred gain on subsidiary sale                                -                 (784)
               Writedown of property, plant and equipment                                  2,856                1,360
               Loss on sale of assets                                                         10                    -
               Deferred income taxes                                                     (1,086)                  421
    Decrease (increase) in:
               Trade receivables                                                          13,909                8,094
               Inventories                                                               (3,076)               (4,272)
               Other current assets                                                         (31)                  337
     Increase (decrease) in:
               Trade payables                                                            (3,013)               (1,442)
               Other current liabilities                                                 (1,542)               (1,863)
                                                                                -----------------     ------------------

                  Net cash from operating activities                                      6,133                  644
                                                                                -----------------     ------------------
Cash flows used in investing activities:
     Purchases of property, plant and equipment                                          (1,643)               (1,837)
                                                                                -----------------     ------------------

                  Net cash used in investing activities                                  (1,643)               (1,837)
                                                                                -----------------     ------------------
Cash flows from (used in) financing activities:
     Net increase (decrease) in short-term debt                                          (1,590)                2,587
     Repayment of long-term debt                                                         (1,506)                 (366)
     Proceeds from sale of common stock                                                        -                  491
     Other                                                                                 (307)               (1,013)
                                                                                -----------------     ------------------
                  Net cash from (used in) financing activities                           (3,403)                1,699
                                                                                -----------------     ------------------
Effect of exchange rate changes on cash                                                     (68)                 (121)
                                                                                -----------------     ------------------
Net increase in cash                                                                       1,019                  385

Cash, beginning of quarter                                                                 2,332                3,777
                                                                                -----------------     ------------------

Cash, end of quarter                                                               $       3,351                4,162
                                                                                =================     ==================

Supplemental cash flow disclosures:
     Interest paid                                                                 $       1,243                  611
     Income taxes paid                                                                        84                  161
     Assets acquired through direct financing
        loans or capital leases                                                            3,163                  809
     Property, plant and equipment held for sale and
        transferred to other non-current assets                                            2,063                    -

See accompanying notes to condensed consolidated financial statements.

                       FARAH INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K.

2. The foregoing financial information reflects all adjustments (which consist only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows for the interim periods.
     Certain prior year amounts have been reclassified to conform with the fiscal 1998 presentation.

3. During the first quarter of fiscal 1998, the Company decided to close its finishing facility in Cartago, Costa Rica and reduce sewing operations in the Company's San Jose, Costa Rica facility. The Company recorded a pre-tax charge of $4.0 million in the first quarter of fiscal 1998 on the write-down of its Costa Rican assets to expected realizable value and the accrual of severance payments and other closing expenses. This amount has been classified as "Termination of foreign operations" in the Condensed Consolidated Statement of Operations and Retained Earnings. The reduction of activity in Costa Rica will result in the termination of approximately 700 employees at the two facilities. The Company expects the reduction in activity and the termination of the employees to occur prior to the end of fiscal 1998. The Company will hold the Cartago facility for sale, as well as some of the manufacturing equipment in both locations. These assets have a book value of $2.1 million, after a write-down for impairment, and are included in "Other non-current assets" on the Company's February 1, 1998 Condensed Consolidated Balance Sheet. The Company is uncertain as to the timing of the disposal of the Costa Rican assets held for sale.

4. The Company completed the move of its inventory to its new distribution center in March 1998. In moving to the new distribution center, the Company incurred duplicate operating costs, moving expenses, costs associated with testing and modification of systems and procedures, and professional fees of $792,000 in the first quarter of fiscal 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects").

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company has implemented SFAS 128 for the first quarter of fiscal 1998. The first quarter of fiscal 1997 has been restated to conform with the presentation required by SFAS 128. The implementation of this standard did not have a material impact on the Company's calculation of earnings per share for the first quarter of fiscal 1997 or 1998.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by including the potential dilutive effect of securities or contracts that are convertible to common stock such as options and convertible debt. Because the Company experienced net losses in the first quarter of fiscal 1998 and the first quarter of fiscal 1997, the inclusion of the potential common shares would be antidilutive. Therefore, the first quarter fiscal 1998 and first quarter fiscal 1997 calculations of basic net loss per share were identical to the calculations of diluted net loss per share; and no reconciliation of the basic and diluted loss per share calculations is presented.

6. On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland, in which certain inventory and manufacturing equipment owned by the Company were either destroyed or damaged. As a result of the fire and its related impact, the Company recorded a charge (after tax and net of insurance proceeds) of $2.5 million in the first quarter of fiscal 1997. This amount has been classified as "Termination of foreign operations" in the first quarter fiscal 1997 Condensed Consolidated Statement of Operations and Retained Earnings. The Company recognized an additional pre-tax loss of $2.6 million in the fourth quarter of fiscal 1997 in connection with the closure of its Irish facilities.

                       FARAH INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following sets forth certain financial data as percentages of net sales:

                                                    First Quarter Ended
                                              -------------- --- --------------
                                                 1998                 1997
                                              --------------     --------------
      Net sales:
           Farah U.S.A.                               75.7%              76.7%
           Farah International                        16.6               16.8
           Savane Direct                               7.7                6.5
                                              --------------     --------------
      Total net sales                                100.0              100.0
      Cost of sales                                   73.1               71.4
                                              --------------     --------------
      Gross profit                                    26.9               28.6
      Selling, general and
        administrative expenses                      -24.4              -25.9
      Royalty income                                   0.6                0.0
      Termination of foreign operations               -6.7               -4.0
      Relocation expenses                             -1.3                0.0
      Production conversion expenses                     -               -0.4
                                              --------------     --------------
           Operating income (loss)                    -4.9               -1.7
      Other expense, net                               1.9                0.6
                                              --------------     --------------
           Loss before income taxes                   -6.8               -2.3
      Income tax expense (benefit)                    -1.6                0.9
                                              --------------     --------------
             Net loss                                 -5.2%              -3.2%
                                              ==============     ==============

         Consolidated sales during the first quarter of fiscal 1998 decreased $2.9 million (4.7%) compared to the first quarter of fiscal 1997. First quarter sales increased at Savane Direct (formerly known as Value Slacks) and decreased at Farah U.S.A. and Farah International.

         Farah U.S.A. sales for the first quarter of fiscal 1998 were $44.7 million, compared to $47.5 million in the first quarter of fiscal 1997, a 6.0% decrease. Unit sales decreased 8.0% while the average unit selling price increased 2.2%. Sales of Savane product declined 3.8% in the first quarter of fiscal 1998, compared to the same period in fiscal 1997. Sales of Savane men's dress products and women's wear increased 3.6% and 29.8%, respectively, during the first quarter of fiscal 1998. Savane shirt sales increased 154.0% compared to the first quarter of fiscal 1997. A 6.9% reduction in sales of Savane men's casual products, combined with a 28.0% decrease in men's coat sales, more than offset the increases in sales of men's dress products, shirts, and women's wear. Additionally, boys' pant sales decreased 46.8% due in part to conversion of some retailers from Savane boy's products to private label products. The poor Christmas retail selling season affected overall Savane sales. A slight decline in the average per unit selling price for Savane products also contributed to the sales decrease during the first quarter of fiscal 1998. Competition in the men's apparel business continues to make the achievement of increases in market share and unit price difficult. The Company is pursuing an expansion of its Savane business through the introduction of products, including its new cotton stretch wrinkle-free pant (see "Risk Factors Affecting the Company's Business and Prospects").

         During the first quarter of fiscal 1998, John Henry label sales increased 61.5% versus the first quarter of fiscal 1997. Replenishment sales of John Henry product to Sears continue to increase. The introduction of John Henry suit separates to Sears contributed to the increase in John Henry dress pant and coat sales during the first quarter of fiscal 1998. Additionally, the Company is attempting to expand distribution of the John Henry line to new retail customers within the same market segment (see "Risk Factors Affecting the Company's Business and Prospects").

         Sales of Farah label products increased 4.9% during the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. Sales for the first quarter of fiscal 1997 included initial shipments to a large number of stores of a retailer in the mass-merchant distribution channel, while first quarter fiscal 1998 sales were comprised of replenishment orders. Replenishment orders of Farah product to this retailer continue to grow. Additionally, the Company is working with the same mass-merchant to expand distribution of the Farah label beyond the domestic market (see "Risk Factors Affecting the Company's Business and Prospects").

         Private label sales for the first quarter of fiscal 1998 decreased 33.6%, compared to the first quarter of fiscal 1997. The decrease was primarily the result of the conversion of private label business with one of the Company's major customers to branded business with that same customer. In addition, the Company's strategy to improve profit margins within the private label division has caused the Company to be more selective with existing and new private label programs (see "Risk Factors Affecting the Company's Business and Prospects").

         Farah International sales decreased 5.7%, from $10.4 million in the first quarter of fiscal 1997 to $9.8 million in the first quarter of fiscal 1998. Unit sales at Farah International increased 4.8%, while the average unit selling price was 10.0% lower in the first quarter of fiscal 1998 than the same period in fiscal 1997.

         Farah U.K. sales comprised 61.1% of first quarter fiscal 1998 Farah International sales, compared to 59.0% in the first quarter of fiscal 1997. Farah U.K. sales decreased 2.5% for the first quarter of fiscal 1998 when compared to the same period in fiscal 1997. The average per unit selling price at Farah U.K. decreased 3.9%, while unit sales increased 1.5%. Concession sales (sales on which the Company pays the retailer a commission) decreased as a percentage of total Farah U.K. sales during the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. Concession sales generate higher per unit prices than other sales. This decrease in concession sales was the primary factor behind the drop in total sales and the average selling price per unit at Farah U.K.

         Sales at Farah Australia and Farah New Zealand accounted for 38.9% and 39.4% of Farah International sales in the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. Unit sales in Australia and New Zealand increased 15.1% in the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. However, the average selling price per unit and total sales declined 19.0% and 6.7%, respectively. An increase in private label sales was the primary factor behind the higher unit sales at Farah Australia and New Zealand. Lower average selling prices more than offset the higher unit sales. The increase in private label sales as a percentage of Farah Australia's total sales contributed to the reduction in the average selling price per unit, as private label products generate lower sales prices than branded products. In addition to the increase in private label sales as a percentage of Farah Australia's business, the weakness of the Australian and New Zealand currencies, relative to the U.S. dollar further depressed the average price per unit when translated to the Company's reporting currency.

         First quarter fiscal 1998 sales at the Company's retail division, Savane Direct, were $4.6 million, compared to $4.0 million in the first quarter of fiscal 1997, a 13.4% increase. The average selling price per unit at Savane Direct was 6.8% higher during the first quarter of fiscal 1998 than in the first quarter of fiscal 1997. Same store sales at Savane Direct were 7.5% higher during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The implementation of a strategy built around closing the least profitable Savane Direct stores, opening new stores in better locations, and converting a higher proportion of Savane Direct's product mix to first quality merchandise is the primary reason for the sales increase and for the increase in the average sales price per unit. In addition, after-Christmas sales at Savane Direct were better in the first quarter of fiscal 1998 than for the same period of fiscal 1997.

         As a percent of sales, gross profit was 26.9% in the first quarter of fiscal 1998, versus 28.6% in the first quarter of fiscal 1997. Gross profit as a percentage of sales increased at Farah International and Savane Direct and decreased at Farah U.S.A.

         Farah U.S.A. gross profit as a percent of sales was 22.9% in the first quarter of fiscal 1998 compared to 26.4% in the same period of fiscal 1997. Sales of the Farah label, which is sold within the mass- merchant channel, increased as a percentage of total unit sales. This increase reduced the average unit selling price and resulting gross profit as a percentage of sales at Farah U.S.A., as sales of Farah label product generally earn lower average prices and generate lower gross margins than sales of the Company's other products. Additionally, the average cost of sales per unit at Farah U.S.A. increased 7.1% during the first quarter of fiscal 1998, compared to the same period in fiscal 1997. Lower overall production rates resulted in higher costs per unit. Higher markdown expenses during the first quarter of fiscal 1998 on some of the Company's seasonal shirts and patterned cotton pants also contributed to the increased cost of sales per unit at Farah U.S.A.

         Farah International gross profit as a percent of sales increased from 31.5% in the first quarter of fiscal 1997 to 36.0% in the first quarter of fiscal 1998. The Company's new strategy of sourcing its United Kingdom products entirely from outside contractors contributed to the increased gross profit margins in the first quarter of fiscal 1998 by reducing the average cost of sales per unit. Additionally, since Farah Australia sources much of its production in Fiji and pays for that production in Fiji currency, the weakness of Fiji's currency, relative to the Australian dollar, lowered Farah International's first quarter fiscal 1998 cost of sales. Finally, the absence of fixed costs incurred in Ireland after the fire at one of the Company's Irish facilities in the first quarter of fiscal 1997 lowered Farah International's average cost per unit sold in the first quarter of fiscal 1998, relative to the same period in fiscal 1997. Higher markdown expenses and lower levels of concession sales at Farah U.K. combined to partially offset this increase in gross profit.

         Savane Direct's gross profit as a percent of sales increased from 46.4% in the first quarter of fiscal 1997 to 47.2% in the first quarter of fiscal 1998. The move to more first quality merchandise was the primary factor behind the higher first quarter fiscal 1998 gross profit margins at Savane Direct.

         Selling, general and administrative expense ("SG&A") as a percent of sales was 24.5% and 25.9% in the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. SG&A as a percentage of sales decreased 1.7, 1.3 and 4.9 percentage points at Farah U.S.A., Farah International and Savane Direct, respectively. At Farah U.S.A., the decrease in SG&A was primarily attributable to lower selling expenses resulting from the Company's effort to decrease advertising and other selling costs. In addition, the Company incurred lower professional fees, outside services and freight expenses. The drop in Farah U.K. concession sales, which generate higher selling costs than most other Farah U.K. sales, played a role in the decrease in SG&A at Farah International. Additionally, the disposal of the Company's Irish operation eliminated a portion of the SG&A costs formerly incurred by Farah International. At Savane Direct, increased sales resulted in a decrease in SG&A as a percentage of sales as fixed costs remained constant at the higher sales levels.

         During the first quarter of fiscal 1998, the Company decided to close its finishing facility in Cartago, Costa Rica and reduce sewing operations in the Company's San Jose, Costa Rica facility. As a result of this action, the Company will transition some product that is currently sourced in Costa Rica to Mexico, with the goal of saving the duties that it would otherwise incur. The Company recorded a pre-tax charge of $4.0 million in the first quarter of fiscal 1998 on the write-down of its Costa Rican assets to expected realizable value and the accrual of severance payments and other closing expenses. This amount has been classified as "Termination of foreign operations" in the Condensed
Consolidated Statement of Operations and Retained Earnings. The reduction of activity in Costa Rica will result in the termination of approximately 700 employees at the two facilities, with the reduction in activity and the termination of the employees expected to occur prior to the end of fiscal 1998. The Company will hold the Cartago facility, as well as some of the manufacturing equipment in both locations for sale. These assets have a net book value of $2.1 million, after a write-down for impairment, and are included in "Other non-current assets" on the Company's February 1, 1998 Condensed Consolidated Balance Sheet. The Company is uncertain as to the timing of the disposal of the Costa Rican assets held for sale (see "Risk Factors Affecting the Company's Business and Prospects").

         The Company recently completed the move of its inventory to its new distribution center as scheduled. In moving to the new distribution center, the Company incurred duplicate operating costs, moving expenses, costs associated with testing and modification of systems and procedures, and professional fees of $792,000 in the first quarter of fiscal 1998 (see "Risk Factors Affecting the Company's Business and Prospects").

         On January 5, 1997, a fire occurred at the Company's leased garment manufacturing plant in Galway, Ireland, in which certain inventory and manufacturing equipment owned by the Company were either destroyed or damaged. As a result of the fire and its related impact, the Company recorded a charge (after tax and net of insurance proceeds) of $2.5 million in the first quarter of fiscal 1997. This amount has been classified as "Termination of foreign operations" in the first quarter fiscal 1997 Condensed Consolidated Statement of Operations and Retained Earnings. The Company recognized an additional pre-tax loss of $2.6 million in the fourth quarter of fiscal 1997 in connection with the closure of its Irish facilities.

         The Company recorded a tax benefit on a consolidated loss in the first quarter of fiscal 1998 and tax expense on a consolidated loss in the first quarter of fiscal 1997. The Company's effective tax rates for the first quarter of fiscal 1998 and the first quarter of fiscal 1997 were 24.0% and -40.6%, respectively. In the first quarter of fiscal 1998, the Company recorded a tax benefit on only a portion of the $4.0 million charge it recorded in connection with the decision to reduce activity in Costa Rica. Most significant in fiscal 1997 was that the Company did not provide tax benefits on the loss in connection with the fire at its Irish facility. The Company's effective tax rate also varies with the mix of income or loss in countries in which the Company conducts its business.

Financial Condition

         At February 1, 1998, the Company's primary Credit Agreement provided up to $75 million of credit through July 1, 2001, for the Company's United States and United Kingdom operations for either borrowings or letters of credit. The Credit Agreement includes a term loan payable in monthly installments over a 48 month period and a revolving line of credit. The outstanding balance of the term loan was $8.5 million as of February 1, 1998. Formulas derived from accounts receivable and inventory define borrowing capacity for the revolving portion of the Credit Agreement. The Credit Agreement states that the interest rate on outstanding borrowings (both term and revolving) will be prime (8 1/2% at February 1, 1998) plus 1/2% for borrowings and 1/6% per month for letters of credit. An unused credit line fee of 1/2% per annum is charged on the unused portion below $17.5 million when outstanding borrowings are less than $17.5 million. The Company may also from time to time convert all or part of the loan outstanding under the Credit Agreement into a loan based on the LIBOR Rate. Upon conversion, the interest rate is the LIBOR rate plus 2.75%. The conversion to and continued applicability of the LIBOR Rate is conditioned upon specific notification requirements, a minimum of $5.0 million of LIBOR Rate loans outstanding, and various other requirements. At February 1, 1998, the Company had $33.5 million, including $8.0 million of the term loan balance, in LIBOR loans outstanding under the Credit Agreement. Interest rates on the LIBOR contracts outstanding at February 1, 1998 ranged from 8.36% to 8.69%. At February 1, 1998, usage under the Agreement was $43.5 million, with $35.0 million and $8.5 million related to the revolving facility and term loan, respectively. The excess credit line available was $15.9 million. As of February 1, 1998, the Company was in compliance with all covenants pursuant to the Credit Agreement.

         The Company's operations provided net cash of $6.1 million in the first quarter of fiscal 1998. Decreased trade receivables, offset by increased inventory levels and decreased trade payables were the largest factors producing the net increase in cash from operations during the first quarter. The decrease in trade receivables is consistent with the normal seasonality of the Company's business. The increase in inventory levels is a result of sales not meeting expectations and the Company's attempt to build inventory in order to meet second quarter demand. The decrease in trade payables resulted mainly from a decrease in payables for piece goods. This reduction is due to the fact that the Company made the bulk of its first quarter piece good purchases early in the quarter.

         Capital expenditures through February 1, 1998 approximated $4.8 million. Expenditures were mainly for leasehold improvements and equipment in connection with the Company's move to a new distribution center. As of February 1, 1998, the Company had commitments for future capital expenditures of approximately $600,000.

Year 2000 Systems Conversion

                  The Year 2000 Issue is the result of computer  programs  being written using two digits, rather than four to define the applicable year. Any of the Company's computer programs that have the date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is currently in the process of replacing its entire inventory management, warehouse distribution and order processing systems so that those systems will utilize dates beyond December 31, 1999 properly. The Company believes that the planned modifications and conversions will be completed timely and will allow it to mitigate the Year 2000 Issue. However, if such modifications are not completed timely, the Year 2000 Issue could have a material effect on the Company's operations (see "Risk Factors Affecting the Company's Business and Prospects").


Risk Factors Affecting the Company's Business and Prospects

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

         The Company completed its relocation to a new distribution facility in March 1998 after testing the new equipment and computer systems at the facility. However, should the relocation produce shipping difficulties not anticipated in the testing of the new facility, the Company could experience disruptions in shipments. In addition, the Company will continue to incur certain costs associated with its old distribution center through May 1998, when the lease on that facility expires.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

             Exhibit 11   Statement regarding computation of net loss per share

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

                               FARAH INCORPORATED




Date:        March 17, 1998

                          Russell G. Gibson    /s/ Russell G. Gibson
                                               Executive Vice President
                                               Principal Financial Officer



                          Polly H. Vaughn       /s/ Polly H. Vaughn
                                                Principal Accounting Officer


                       FARAH INCORPORATED AND SUBSIDIARIES

                           FORM 10-Q INDEX TO EXHIBITS

                                FEBRUARY 1, 1998
                                                                   Page
                               Description                        Number
Exhibit 11               Statement regarding computation of
                         net loss per share.                         13

Exhibit 27               Financial Data Schedule                     14
